Form 10-K405
PIMCO ADVISORS L P /
filed 1995-03-31
CIK 822426

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

Mark One:
             [X] Annual Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934 [Fee Required]

                  For the Fiscal Year ended December 31, 1994

                                      or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934 [No Fee Required]

                   For the Transition Period from        to

Commission file No. 1-09772

                              PIMCO ADVISORS L.P.
            (Exact name of registrant as specified in its charter)

    Delaware                                             06-1349805
    ----------------------------------------------------------------------
    (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                     Identification No.)

    840 Newport Center Drive, Newport Beach, CA             92660
    ----------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  714-717-7022
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                              which registered

Class A Units of Limited Partner Interest             New York Stock Exchange
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
   -----------------------------------------------------------------------------
                               (Title of Class)
   -----------------------------------------------------------------------------
                               (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes     X        No       .
           -------        ------


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         State the aggregate market value of the voting stock* held by non-affiliates of the registrant. As of March 23, 1995, the value was approximately $234,478,500.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE






________________

* The securities held by non-affiliates are not voting stock but are 13,398,764 publicly held Class A Units of limited partner interest.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

         PIMCO Advisors L.P. (the "Partnership" or "PA"), formerly known as Thomson Advisory Group L.P., is one of the nation's largest publicly traded investment management firms, with as of December 31, 1994, approximately $72.2 billion of assets under management. The Partnership offers a broad range of investment management services and styles to institutional and retail investors, combining the substantial fixed income-oriented institutional investment management operations of Pacific Investment Management Company and four smaller affiliated domestic and international equity investment management firms with the equity-oriented investment management and retail mutual fund operations of Thomson Advisory Group L.P., including the operations of its former Columbus Circle Investors division. The Partnership provides investment management services (i) to large institutional clients through separate accounts, (ii) to medium and smaller-sized institutional clients through the PIMCO Advisors Institutional Funds (formerly known as the PFAMCo Funds) and the PIMCO Funds and
(iii) to retail investors through the PIMCO Advisors Funds (formerly known as the Thomson Fund Group), which are sold principally through the broker-dealer community.

         The Partnership's strategy is to pursue growth by capitalizing on the investment management expertise, performance record and reputation of its six institutional investment management firms (the "Investment Management Firms") by (i) continuing to provide quality investment performance and service to institutional clients through separate account and pooled fund management of assets, (ii) offering an expanded family of retail mutual funds utilizing the proprietary portfolio management techniques developed for the Partnership's institutional clients by the Investment Management Firms and (iii) marketing its family of institutional mutual funds to the defined contribution pension market, principally 401(k) plans. The Investment Management Firms are five Delaware partnerships: Pacific Investment Management Company ("PIMCO"), Columbus Circle Investors ("CCI"), Cadence Capital Management ("Cadence"), NFJ Investment Group ("NFJ") and Parametric Portfolio Associates ("Parametric"); and one United Kingdom limited partnership, Blairlogie Capital Management ("Blairlogie").

         The Partnership's six Investment Management Firms are structured as separate and largely autonomous subpartnerships. The Partnership believes this decentralized structure enables the Investment Management Firms to implement their own distinct investment strategies and philosophies, providing financial and other incentives for the managers of each of the firms to render superior performance and client service. The Managing Directors of the Investment Management Firms have a significant profits interest in their respective Investment Management Firms, as well as substantial economic interests in the Partnership. These economic interests relate primarily to Class B Units, distributions on which currently are subordinated to the annual $1.88 per Unit priority distribution on the Class A Units as described below.

RECENT EVENTS
-------------

         The scope of the Partnership's business and the ownership of the Partnership changed significantly in 1994 as a result of the consolidation (the "Consolidation") of the business of Thomson Advisory Group L.P. with certain of the investment advisory businesses of Pacific Financial Asset Management Corporation ("PFAMCo"), an indirect subsidiary of Pacific Mutual Life Insurance Company ("Pacific Mutual"), in November 1994 and a concurrent public offering (the "Offering").

         Prior to the Consolidation, the Partnership conducted its investment advisory business under the name of Thomson Advisory Group L.P. and its affiliate, Thomson Investor Services Inc., now named PIMCO Advisors Distribution Company ("PADCo" or the "Distributor"), served as the distributor for the Partnership's mutual funds. On November 15, 1994, these businesses were combined with the investment management and related businesses of PFAMCo. Subsequent to the Consolidation, PIMCO Partners, G.P., a newly-organized California general partnership ("PIMCO GP"), was admitted as the general partner of the Partnership and the prior general partner, Thomson Advisory Group Inc. ("TAG Inc.") withdrew. PIMCO GP has two general partners: (i) PIMCO Partners, LLC ("PPLLC"), a newly-formed California limited liability company, all of the interests of which are held directly by the Managing Directors of PIMCO and (ii) Pacific Investment Management Company, a California corporation ("PIMCO Inc."), an indirect wholly owned subsidiary of Pacific Mutual. In connection with the
Consolidation:

 . the Partnership declared a 106% Unit distribution effective October 9, 1994, payable to holders of its then outstanding limited and general partner Units;

 . the Partnership adopted the Amended and Restated Partnership Agreement (the "Partnership Agreement") providing, among other things, for (i) the establishment of two classes of limited partner interest, Class A Units and Class B Units, (ii) the reclassification of 8,798,764 outstanding limited partner units held by public Unitholders as Class A Units, (iii) the conversion of the 412,000 General Partner Units ("GP Units") and 11,389,180 LP Units held by TAG Inc. prior to the Consolidation into 800,000 GP Units, 5,100,590 Class A Units and 8,260,826 Class B Units, (iv) a new management structure vesting Partnership management authority in the Operating Board, its Operating Committee and the Equity Board and (v) the grant of discretionary powers to the general partner to restructure (the "Restructuring") the Partnership in anticipation of taxation of the Partnership as a corporation, expected to occur no later than January 1, 1998;

 . PIMCO Inc. (through PIMCO GP) transferred the PIMCO investment advisory business to the Partnership, and PIMCO Inc. and PPLLC contributed cash in the amount necessary for such assets to meet a minimum net worth requirement, in exchange for the issuance to PIMCO GP and its partners, PIMCO Inc. and PPLLC, of an aggregate of 21,875,000 Class A Units and 21,875,000 Class B Units.

 . PFAMCo contributed its businesses and the businesses of Cadence, Parametric, NFJ and Blairlogie to the Partnership in exchange for the issuance to PFAMCo, certain of its subsidiaries and certain newly formed limited partnerships owned by those subsidiaries and the Managing Directors of Cadence, NFJ and Parametric of an aggregate of 2,700,000 Class A Units and 2,700,000 Class B Units;

 . 5,297,000 options to purchase Class B Units were issued pursuant to the 1994 Option Plan as hereinafter described, and amendments were made to existing options for 2,442,130 Class A Units granted under the Partnership's 1993 Option Plan;

 . PIMCO GP borrowed approximately $130 million, approximately $119.3 million of which was loaned and contributed by PIMCO GP to TAG Inc., primarily to finance TAG Inc.'s purchase of approximately 61% of its outstanding common stock for approximately $116.3 million, and approximately $8.7 million of which was used by PIMCO GP to purchase approximately 5% of TAG Inc.'s outstanding common stock;

 . TAG Inc. transferred the ownership of PADCo to the Partnership in exchange for 218,801 Class A Units of limited partner interest; and

 . concurrently with such stock purchases, the remaining 34% of the outstanding common stock of TAG Inc. was exchanged by its holders for an aggregate of 2,028,386 shares of non-voting Series A Preferred Stock of TAG Inc. and 2,839,742 shares of Series B Preferred Stock of TAG Inc. Until the earlier of December 31, 1997 or a Restructuring, the holders of the Series B Preferred Stock are entitled to one vote per share and vote as a single class with the holders of the outstanding shares of common stock of TAG Inc. (approximately 2,145 shares) on all matters, including the election of directors, except amendments to the charter which would adversely affect the Series B Preferred Stock. As a result of the voting rights of the Series B Preferred Stock, PIMCO GP will not have control over TAG Inc. until the earlier of December 31, 1997 or a Restructuring, when the Series B Preferred Stock will become non-voting (except under limited circumstances).

         Subsequent to the Consolidation, when PIMCO GP was admitted as general partner of the Partnership and TAG Inc. withdrew as general partner, the 800,000 of the Class A Units held by PIMCO GP were reclassified as GP Units and the 800,000 GP Units held by TAG Inc. were reclassified as Class A Units.

         In the Offering in November 1994, the Partnership sold 1,200,000 Class A Units and certain selling Unitholders sold an aggregate of 3,400,000 Class A Units. At the closing of the Offering, the holders of approximately 1.17 million shares of Series A Preferred Stock of TAG Inc. exchanged those shares with PIMCO Inc. pursuant to a contractual exchange arrangement for approximately 1.09 million Class A Units, which were included among the Class A Units sold by selling Unitholders in the Offering.

GENERAL
-------

     The table below sets forth the assets under management of the Partnership and its six Investment Management Firms at the dates indicated:

                                                      ASSETS UNDER MANAGEMENT  (IN MILLIONS)
                                                      -------------------------------------
                                                               AT DECEMBER 31,
                                                               ---------------
                                         ---------------------------------------------------------------
                                            1994         1993          1992         1991         1990
                                            ----         ----          ----         ----         ----
Pacific Investment Management
  Company........................          $56,883      $53,001       $41,249      $36,169      $28,899
Columbus Circle Investors........           10,304/2/     9,848         8,070        6,435        3,795
Cadence Capital Management.......            1,762        1,647           940          658          302
Parametric Portfolio Associates..            1,546        1,385           932          655          524
NFJ Investment Group.............            1,072          966           534          344          228
Blairlogie Capital Management....              479           97            --           --           --
Other/1/                                       129        1,194/2/      2,630/2/     3,180/2/     3,134/2/
                                           -------      -------       -------      -------      -------
     Total.......................          $72,175      $68,138       $54,355      $47,441      $36,882
                                           =======      =======       =======      =======      =======

1 Includes assets under management not advised or subadvised by the Investment Management Firms.

2 Includes assets invested in Cash Accumulation Trust (a money market fund) under a contractual relationship which expired September 30, 1994. In November 1994, Columbus Circle Investors was appointed as the subadvisor for Cash Accumulation Trust.



         The revenues of the Partnership and its six Investment Management Firms consist principally of management fees based on the value of assets under management and in some cases the performance of the advisor. The table below sets forth management fees for the Partnership and its six Investment Management Firms for the periods indicated:

                                                          MANAGEMENT FEES  (IN THOUSANDS)
                                                          -------------------------------
                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                          ---------------------------------------------------------------
                                               1994           1993        1992        1991        1990
                                               ----           ----        ----        ----        ----
Pacific Investment Management Company       $141,218        $144,487    $106,279    $ 84,063    $ 65,513
Columbus Circle Investors                     44,363          39,460      32,151      25,203      16,841
Cadence Capital Management                    12,120           9,504       6,103       4,108       1,691
Parametric Portfolio Associates                4,451           4,505       2,932       2,205       1,926
NFJ Investment Group                           4,967           3,795       2,007       1,359       1,163
Blairlogie Capital Management                    420              23          --          --          --
Other, net/1/                                 23,936          20,592      22,805      21,898      20,810
                                            --------        --------    --------    --------    --------
          Total                             $231,475        $222,366    $172,277    $138,836    $107,944
                                            ========        ========    ========    ========    ========

1 Includes revenues not directly allocable to the investment management services of the Investment Management Firms, the management fees of the Cash Accumulation Trust and intercompany eliminations.

                            GRAPHICS APPENDIX LIST

--------------------------------------------------------------------------------
PAGE WHERE      DESCRIPTION OF GRAPHIC OR CROSS-REFERENCE
GRAPHIC
APPEARS
--------------------------------------------------------------------------------
       7        On this page is a chart which illustrates the structure of the
--------------------------------------------------------------------------------
                Partnership and its Investment Management Firms and mutual
--------------------------------------------------------------------------------
                funds. In the center of the chart is a box for PIMCO Advisors
--------------------------------------------------------------------------------
                L.P. (formerly Thomson Advisory Group L.P.) Connected to the top
--------------------------------------------------------------------------------
                of such box are three additional boxes representing the owners
--------------------------------------------------------------------------------
                of PIMCO Advisors L.P.: the public, PIMCO G.P. (the general
--------------------------------------------------------------------------------
                partner) and the non-public partners. To the left of the PIMCO
--------------------------------------------------------------------------------
                Advisors L.P. box attached by a broken line is a box for PIMCO
--------------------------------------------------------------------------------
                Advisors Institutional Funds (formerly PFAMCo Funds)-
--------------------------------------------------------------------------------
                institutional funds managed by the firms listed below. To the
--------------------------------------------------------------------------------
                right of the PIMCO Advisors L.P. box, attached by a broken line,
--------------------------------------------------------------------------------
                is a box for PIMCO Advisors Funds (formerly Thomson Funds),
--------------------------------------------------------------------------------
                retail funds managed by the firms listed below. Connected to the
--------------------------------------------------------------------------------
                bottom of the PIMCO Advisors L.P. box are seven additional
--------------------------------------------------------------------------------
                boxes; one each for PIMCO Advisors Distribution Company
--------------------------------------------------------------------------------
                (formerly Thomson Investor Services Inc.), mutual fund
--------------------------------------------------------------------------------
                distributor for Funds; Pacific Investment Management Company,
--------------------------------------------------------------------------------
                Newport Beach, CA-primarily Fixed Income; Columbus Circle
--------------------------------------------------------------------------------
                Investors, Stamford, CT, Equity - momentum surprise; Parametric
--------------------------------------------------------------------------------
                Portfolio Associates; Seattle, Washington, Equity -
--------------------------------------------------------------------------------
                Quantitative; Cadence Capital Management, Boston, MA, Equity -
--------------------------------------------------------------------------------
                Growth; NFJ Investment Group, Dallas, TX, Equity - Value; and
--------------------------------------------------------------------------------
                Blairlogie Capital Management, Edinburgh, Scotland, Equity -
--------------------------------------------------------------------------------
                International. Finally, connected by a broken line to the bottom
--------------------------------------------------------------------------------
                of the Pacific Investment Management Company box is a box for
--------------------------------------------------------------------------------
                PIMCO Funds, fixed income institutional funds managed by Pacific
--------------------------------------------------------------------------------
                Investment Management Company.
--------------------------------------------------------------------------------

GRAPHIC REQUIREMENTS FOR EDGAR FILINGS

If a submission contains graphic material that cannot be reproduced electronically, the filer must provide a complete fair and accurate description of the omitted graphic in Appendix List at the end of the document. If a description of the graphic appears in the text surrounding it, the filer need only cross-reference the graphic in the Appendix List. It is necessary to describe corporate logos, differences in pagination, color, or type size and style.

RR DONNELLEY DISCLAIMER

Because our clients receive comments back from the SEC about graphic material contained in their documents. RR Donnelley cannot write the descriptions of omitted graphic materials at the risk of being held liable.

         A principal component of the Partnership's marketing strategy is the historical performance of its investment management activities relative to selected benchmarks over long periods of time. For example, PIMCO stresses its record in equaling or exceeding client-selected performance benchmarks over a long period through a measured risk taking approach that emphasizes preservation of capital. Over the last 10 years, PIMCO's Total Return composite (of full discretion accounts), representing approximately 56% of PIMCO's total assets under management at December 31, 1994, outperformed the Lehman Brothers Aggregate Bond Index by approximately 120 basis points (11.2% compared to 10.0%) annually on a compound basis after adjusting for the fees paid to PIMCO. Similarly, CCI uses in its marketing the record of the PIMCO Advisors Growth Fund, which has been the twentieth ranked growth stock mutual fund within a universe of 132 such funds over the last ten years by Lipper Analytical Services, Inc., and the PIMCO Advisors Opportunity Fund, which has been the first ranked growth fund within a universe of 46 such funds over the last ten years by the same source.


PRIMARY MARKETS AND STRATEGY FOR GROWTH

         The two primary markets for the investment management services offered by the Partnership's Investment Management Firms are the institutional market and the retail mutual fund market. Several of the Investment Management Firms also accept individually managed private accounts over a certain threshold size for high net worth individuals.

         INSTITUTIONS. The institutional market for investment management services includes corporate, government and labor union pension plans, charitable endowments and foundations, and corporations purchasing investment management services for their own account. Each of the Investment Management Firms serves the institutional market and conducts its own institutional marketing activities through client service representatives as well as through direct marketing contact by investment principals. In general, the Investment Management Firms' marketing approach targets Fortune 1,000 companies and other large institutional investors primarily through independent consultants who analyze the performance of investment advisors. The Investment Management Firms seek to develop client relationships through investment management performance and focused and responsive client service. Their business strategies also involve increasing assets under management for non-U.S. clients, expanding the array of fixed income and equity products offered to clients, seeking to expand market share with medium and smaller institutional investors by offering pooled investment vehicles such as the PIMCO Funds and the PIMCO Advisors Institutional Funds, and otherwise seeking to diversify and expand their businesses by asset class, method of delivery and markets.

         The Partnership's business strategy divides the institutional market into two primary segments: defined benefit pension plan accounts and defined contribution pension plan accounts.

         Defined Benefit. The defined benefit market is composed primarily of corporate, government and labor union pension plans. The defined benefit market has grown substantially in recent years.

         The Partnership serves the defined benefit market primarily through separate accounts and its institutional mutual funds. The PIMCO Funds and the PIMCO Advisors Institutional Funds provide medium and smaller sized institutional investors in this market access to the Investment Management Firms' expertise.

         Defined Contribution. The defined contribution market has also grown rapidly in recent years, primarily as a result of 401(k) plans. According to Bernstein Research's The Future of Money Management in America 1994 Edition, defined contribution plans now constitute a larger market than defined benefit plans in terms of the number of plan participants, with approximately 12 million people becoming defined contribution plan participants since 1983.

         The Partnership believes that the combination of Investment Management Firms resulting from the Consolidation provides a potentially significant source of growth for the Partnership in providing services to the defined contribution plan market. The Partnership offers the PIMCO Advisors Institutional Funds, which allow 401(k) plan sponsors and institutional investors to choose from a broad array of equity and fixed income investment funds managed by one or more of the Partnership's six Investment Management Firms. In addition, the Partnership plans to "bundle" its investment services with a full range of plan administrative and supplementary services offered by third parties, including record keeping capabilities and relationships with custodians, thereby offering plan sponsors a fully integrated product.

         Other. The Partnership also serves other institutional investors, consisting primarily of endowments and foundations.

         RETAIL MUTUAL FUNDS. Like the institutional market for investment management services, the mutual fund market has expanded rapidly in recent years.

         The mutual fund industry is highly competitive and is characterized by a high degree of fragmentation and a large and rapidly increasing number of product offerings. The mutual fund industry has become a consumer product business where marketing strategies, product development, business development, sales expertise and servicing are increasingly important. The traditional channel for the distribution of mutual funds (other than money market funds) is through brokerage firms that are not affiliated with the funds' sponsor organization and that are compensated primarily through front-end sales loads deducted from the purchaser's investment at the time of the sale. More recently, a number of other distribution arrangements and channels have become important. These include "no-load" or "low-load" funds, sold primarily through direct marketing efforts or captive sales forces affiliated with the sponsor organization; "private label" and "proprietary" funds managed by and offered primarily through, or to customers of, a financial organization such as a brokerage firm, insurance company or bank; and "back-end load" or "level load" funds offered through brokerage and other third-party channels, but with compensation to the selling brokers being funded through commission advances from the funds' sponsor which are recovered through ongoing charges against fund assets assessed under Rule 12b-1 under the Investment Company Act, contingent deferred sales charges assessed against shareholders at the time they redeem their investments, or a combination of such sources.

         The Partnership's retail strategy centers on the PIMCO Advisors Funds, a family of 13 predominantly equity-based retail mutual funds. The addition of PIMCO and four other Investment Management Firms in the Consolidation is expected to enable the Partnership to develop new products to offer to the retail investor. In particular, the Partnership's new fixed income expertise provides the opportunity to expand the breadth of its mutual funds beyond their recent historical emphasis on equities. In addition, the Partnership sells the PIMCO Funds through aggregators such as Charles S. Schwab and Jack White to retail clients.

         The Partnership's strategy is to build a "brand name" awareness of the fund group both at the broker-dealer level and the retail investor level, creating a valuable, long-term franchise. Leveraging off the depth and expertise of the six Investment Management Firms, the Partnership is currently developing new funds to fill gaps in its product line in terms of investment objectives and styles. After the Consolidation, PIMCO Advisors Funds commenced offering two new funds: (i) total return fixed income managed by PIMCO and (ii) innovation/technology equity managed by CCI. Possible new PIMCO Advisors Fund offerings also under consideration include funds based on (i) value equity managed by NFJ, (ii) global fixed income managed by PIMCO, (iii) emerging markets equity managed by Blairlogie and (iv) "growth at a reasonable price"
(GARP) equity managed by Cadence. In addition, through its increased capabilities, the Partnership also intends to upgrade its 401(k) products for smaller plans, offer a family of variable annuity products, and ultimately develop a series of "lifestyle portfolios" that would invest in a combination of existing PIMCO Advisors Funds.

         The Partnership currently distributes its retail mutual funds on a "front-end" and "level load" basis. The Partnership is considering the introduction of "back-end load" shares for the PIMCO Advisors Funds and is contemplating a variety of financing opportunities in connection therewith.

INVESTMENT MANAGEMENT FIRMS

  PACIFIC INVESTMENT MANAGEMENT COMPANY (PIMCO)

         General. Pacific Investment Management Company had aggregate assets under management at December 31, 1994 and December 31, 1993 of $56.9 billion and $53.0 billion, respectively, of which 91.7% and 91.8%, respectively, consisted of fixed income accounts and 8.3% and 8.2%, respectively, consisted of equity-related accounts. PIMCO's clients principally include large and medium-sized corporate pension and profit sharing plans, public pension plans, multi-employer (Taft-Hartley) pension plans and foundations and endowment funds. Its client list includes many of the nation's largest pension funds, foundations and endowments and other institutional investors; in this regard, an independent survey recently indicated that 28% of the nation's 200 largest pension funds are PIMCO clients.

         Investment Strategy. PIMCO believes that its strength in the management of fixed income assets is derived from its investment philosophy, which stresses active management, measured risk-taking and the application of strong analytical capabilities across all fixed income market sectors. Under PIMCO's investment philosophy, longer term macro-economic trends (rather than short-term market movements) determine portfolio strategy and moderate portfolio duration ranges are favored to reduce volatility in return relative to client-specified benchmarks. PIMCO's investment strategy process begins with a "top-down" approach utilizing an intensive review of long-term and cyclical trends to anticipate interest rates, volatility, yield curve shape and credit trends. These forecasts become the basis for the major portfolio strategies. PIMCO then uses a "bottom up" process to select specific portfolio investments.

         In managing fixed income investment advisory accounts, PIMCO uses investment grade and below-investment grade securities, as well as derivatives (which use dates back to 1980) in seeking to manage portfolio risk and exploit market inefficiencies. PIMCO's use of derivatives has generally been confined to futures, options and mainstream mortgage derivatives (such as collateralized mortgage obligations, or CMOs); however, PIMCO at times has also held positions in client portfolios in interest-only and principal-only strips (IOs and POs) and, in special situations, structured notes and swaps. Although certain of these derivative securities can have higher degrees of interest rate risk, illiquidity and counterparty credit risk, PIMCO approaches derivatives much as it does other complex fixed income instruments-as potential investments to be analyzed, monitored and used when appropriate to enhance a portfolio's return or manage its risk. PIMCO has developed and employs, in the case of derivatives as well as other securities, various risk controls at the portfolio and individual security levels in an effort to evaluate and monitor interest rate, liquidity and credit quality risk. PIMCO believes its use of derivatives has contributed positively to portfolio returns and PIMCO has not suffered any material claims or made any material payments to clients related to its use of derivatives.

         PIMCO relies on internally developed, proprietary computer software programs in managing its clients' assets rather than using analytical models purchased from outside sources. PIMCO believes that its proprietary computer technology provides it with an important competitive advantage.

         PIMCO has sought to expand its client base beyond the traditional defined benefit pension market, and has increased its presence in the defined contribution pension market with $3.3 billion of such assets under management at December 31, 1994. PIMCO's strategy also involves focusing on "aggregators" of retail assets such as unaffiliated sponsors of mutual funds and other registered investment advisors (including fee-based financial planners) who recommend the use of "no-load" mutual funds such as the PIMCO Funds to their clients. In addition, PIMCO seeks to increase both institutional and retail assets under management for non-U.S. investors, for which it does not currently have a well-established presence.


         Investment Products. PIMCO offers a range of investment services for both fixed income and equity assets.

         Fixed Income Portfolios.  PIMCO offers a variety of strategies for
         -----------------------
clients with fixed income portfolios, with the adoption of a particular strategy reflecting the particular client's investment objective.

            . Total Return Portfolios--PIMCO structures total return portfolios with the objective of realizing maximum total return, consistent with the preservation of capital and prudent investment management across the spectrum of fixed income securities. This strategy generally results in a portfolio duration of three to six years. The total return strategy is PIMCO's flagship investment management service; portfolios utilizing this strategy represented approximately 60% of PIMCO's total assets under management at December 31, 1994.

         . Low Duration Portfolios--PIMCO has actively managed low duration accounts since 1979. The objectives in the low duration portfolios are to preserve principal through investment in low-volatility instruments, while seeking to achieve superior risk-adjusted returns.

         . Other Duration Specific or Sector Specific Portfolios-PIMCO also offers clients active management of portfolios based upon specific duration targets (e.g., long duration portfolios or Guaranteed Investment Contract alternative products which are designed to mimic Guaranteed Investment Contracts) or sector emphases (e.g., international, high-yield, or mortgages).

         Equity Portfolios.  PIMCO offers two equity strategies, StocksPLUS(R)
         -----------------
and a growth style portfolio. StocksPLUS(R) represents a proprietary technique developed by PIMCO that combines the active management of stock index futures (to provide a proxy for equity market returns) with active management of a short-term fixed income portfolio using much of the same technology as is used by PIMCO in its fixed income portfolios. PIMCO's growth style equity strategy utilizes quantitative and fundamental equity analysis to identify stocks that it believes to have above-average market appreciation potential over a full market cycle.

         PIMCO Funds. Founded in 1987, the PIMCO Funds, a series of no-load
         -----------
mutual funds (with a minimum investment of $1 million), enable medium and smaller U.S. institutional investors and high net worth individuals who do not satisfy PIMCO's minimum investment requirement for separate account management services ($75 million at December 31, 1994) to obtain PIMCO's investment management services on a commingled basis. The PIMCO Funds are also sold to retail clients through "aggregators." The PIMCO Funds include 12 separate funded portfolios, principally in the fixed income area. PIMCO's investment strategies in managing these portfolios in large measure reflect the investment strategies used by PIMCO for its separately managed accounts. At December 31, 1994, the PIMCO Funds had $9.9 billion of assets under management (excluding separate account assets invested in PIMCO Funds portfolios), with $6.7 billion invested in total return portfolios, $2.4 billion in low duration portfolios, $365 million in foreign portfolios and $528 million in other strategies.


         International and Other Portfolios. PIMCO, as investment advisor to a
         ----------------------------------
series of offshore funds, provides fixed income investment advice to non-U.S. investors. Assets under management for these funds totaled $132.6 million and $145.7 million at December 31, 1994 and December 31, 1993, respectively. PIMCO also serves as subadvisor for a series of trusts investing in mortgage related securities that are marketed to Japanese investors. These trusts had assets of $2.3 billion and $2.1 billion at December 31, 1994 and December 31, 1993, respectively. PIMCO also serves as subadvisor for nine families of U.S. mutual funds sponsored by other mutual fund complexes. Total assets under management for these nonaffiliated funds at December 31, 1994 and December 31, 1993 were $1.2 billion and $967 million, respectively.

         Set forth below is a table showing PIMCO's assets under management and number of portfolios by investment strategy at the dates indicated:

                                              ASSETS UNDER MANAGEMENT /(1)/
                                                    ($ IN MILLIONS)
                                                    AT DECEMBER 31,
                               --------------------------------------------------------------
                                      1994                 1993                  1992
                                      ----                 ----                  ----
                                  NO.    AMOUNT     NO.       AMOUNT       NO.      AMOUNT
                                  ---   -------     ---      -------       ---      ------
Fixed Income Portfolios:
Total Return Portfolios           153   $ 34,681    146     $ 32,773       136     $ 28,320
Low Duration Portfolios            25      4,253     21        3,774        17        2,519
Other Duration Specific  or
Sector Specific Portfolios:
    Duration/Sector Specific       11      3,506     12        3,852        13        3,409
    GIC Alternatives               12      1,634      7          791         1          153
    Mortgage                       25      4,649     24        5,001        11        3,479
    Global/Non-U.S.                 8      1,680      7        1,794         4          251
    Other                          10      1,750      6          664         3          368
                                  ---    -------    ---      -------       ---      -------
Total                             244     52,153    223       48,649       185       38,499
                                  ---    -------    ---      -------       ---      -------
Equity/Balanced Portfolios:
 StocksPLUS (R)                    17      4,636     14        4,238        10        2,619
 Growth Stock/Balanced              4         94      3          114         4          131
                                  ---    -------    ---      -------       ---      -------
Total                              21      4,730     17        4,352        14        2,750
                                  ---    -------    ---      -------       ---      -------
TOTAL ASSETS UNDER
 MANAGEMENT                       265     56,883    240     $ 53,001       199     $ 41,249
                                  ===    =======    ===     ========       ===     ========

(1)  Includes the managed assets of the PIMCO Funds.


         Performance Based Fees. PIMCO's fee schedules are typically computed as a percentage of assets under management. PIMCO's StocksPLUS(R) product, which accounted for $4.6 billion of assets under management at December 31, 1994, generally is subject to a performance-based fee schedule in which under-performance relative to the S&P 500 index over a particular time period results in no fees being paid by clients and superior performance results in incentive fees that are not subject to a cap. The StocksPLUS(R) fee arrangement can materially affect PIMCO's total revenues from period to period.

         In addition to the StocksPLUS(R) accounts, several large fixed income accounts also have performance-based fee arrangements. For these accounts, PIMCO must outperform a specified fixed income benchmark over a particular time period in order to receive a performance-based fee, but generally is entitled to a base fee determined with reference to the value of assets under management. Such arrangements can significantly affect PIMCO's revenues, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management.

         Employees. PIMCO's ten Managing Directors have an average of 19 years of industry experience. Of the ten Managing Directors, three (William H. Gross, William F. Podlich, III and James F. Muzzy) have been associated with PIMCO since its founding and the other seven have been with PIMCO for an average of nine years. At December 31, 1994, the firm-wide staff of 232 included 35 investment professionals, of whom 12 are Chartered Financial Analysts. PIMCO's portfolio managers, including the fixed income staff (14 professionals) and equity staff (three professionals), are responsible for research and trading. Account managers (18 professionals) are primarily responsible for client relationship management and/or marketing.

  COLUMBUS CIRCLE INVESTORS (CCI)

         General. CCI, based in Stamford, Connecticut and established in 1975, manages discretionary accounts for entities such as corporate, government and union pension and profit sharing plans, foundations and educational institutions, as well as accounts for "high net worth" individuals. In addition, CCI has a private collective investment program for accredited investors. The assets under management and revenues of CCI have increased significantly in recent years. As of December 31, 1994, assets under management by CCI, exclusive of the approximately $3.5 billion of assets of the PIMCO Advisors Funds and the Cash Accumulation Trust under CCI management, were approximately $6.8 billion for 158 clients.

         CCI's principal equity product consists of its "core" portfolios, which accounted for approximately $6.8 billion (or 66%) of its assets under management at December 31, 1994. CCI uses its "positive momentum & positive surprise" style for these portfolios, which principally consist of "large cap" U.S. equity securities. CCI also applies its "positive momentum & positive surprise" style to manage "small cap" portfolios aggregating approximately $1.4 billion (or 14%) of its assets under management at December 31, 1994; "mid cap" portfolios aggregating approximately $853 million (or 8%) of its assets under management at December 31, 1994; and "equity income" portfolios aggregating approximately $185 million (or 2%) of its assets under management at December 31, 1994. CCI also manages relatively small fixed income, balanced and specialized equity portfolios.

         Investment Strategy. CCI's investment strategy has remained essentially unchanged since 1975. CCI's investment philosophy is based on the premise that companies producing results which exceed the expectations of investors and Wall Street equity research analysts will have rising stock prices, while companies with disappointing results will experience stock price decline. CCI's investment discipline focuses on the potential for "positive momentum & positive surprise." CCI monitors numerous factors, including political and economic developments, secular trends and industry and group dynamics, in addition to company-specific events, to determine which companies are best-positioned to achieve revenue and earnings acceleration. In addition to meeting the criteria for potential "positive momentum & positive surprise," thorough fundamental analysis is completed prior to making an investment decision. Depending upon market conditions, CCI seeks to enhance investment performance by writing "covered" call and stock index options on securities held in equity accounts.

         The equity funds of the PIMCO Advisors Funds (plus the Tax Exempt Fund and the Money Market Fund) currently are managed by the same individuals who manage CCI's individual and institutional private accounts. Accordingly, the CCI investment philosophy and techniques described above are also applied to such equity and fixed income funds. CCI's policy is to accept only new accounts of $10 million or more (except in its accredited investors program).


         Employees. Two of CCI's five Managing Directors, Irwin F. Smith and Donald A. Chiboucas, have been with CCI since its founding in 1975. Mr. Smith also served as Chairman of the Partnership from March 1993 until the Consolidation. At December 31, 1994, CCI had 66 employees, of whom 25 were investment professionals.


  CADENCE CAPITAL MANAGEMENT (CADENCE)

         General. Cadence, based in Boston, Massachusetts and established in 1988, specializes in disciplined, growth-oriented management of equity securities. At December 31, 1994, Cadence had $1.8 billion of assets under management, managed separate account portfolios for 53 clients and subadvised four portfolios within the PIMCO Advisors Institutional Funds.

         Investment Strategy. Cadence is a "growth at a reasonable price" equity manager. Cadence's philosophy is to participate in the long-term growth of the equity markets by constructing fully invested portfolios of stocks selling at reasonable valuations in relation to the fundamental prospects of the underlying companies. Cadence uses a disciplined, "bottom-up" investment process which utilizes quantitative screening for favorable fundamental and valuation attributes, followed by "hands-on" qualitative research to confirm the apparent business trends. Cadence structures its portfolios to be broadly based, typically including 80 to 100 issues.

         Cadence's investment strategy involves the application of a proprietary investment management process to different universes of equity securities which are usually differentiated by market capitalization into four categories: large cap (the top 1,000 market cap issues), mid cap (market cap of over $500 million excluding the largest 200 issues), small cap ($50 million to $500 million) and micro cap (up to $100 million). Through this strategy, Cadence is able to differentiate its investment products while remaining focused on a single investment style.

         Employees. The Managing Directors of Cadence include David B. Breed, a founder of the firm who serves on the Operating Board of the Partnership, and William Bannick, who joined Cadence in 1992. Mr. Breed is the Chief Executive Officer and Chief Investment Officer of Cadence and is responsible for the original development and ongoing maintenance of the investment process. Mr. Bannick is responsible for investment management and client service. Cadence had a total of 21 employees at December 31, 1994, including five portfolio managers in addition to Messrs. Breed and Bannick.


  PARAMETRIC PORTFOLIO ASSOCIATES (PARAMETRIC)

         General. Parametric, based in Seattle, Washington and established in 1987, specializes in the use of highly quantitative techniques to manage U.S. and international equity portfolios for large U.S. corporate and public pension plans. Parametric's objective is to provide superior returns relative to a specified benchmark such as the S&P 500, the Russell 1000, EAFE or other customized indices. For pension plans, Parametric's strategy is to target those larger plans having passive index programs. In the mutual fund area, Parametric's strategy involves customizing its investment management product to a specified benchmark of the fund. Parametric focuses its institutional marketing efforts on pension consultants for large pension funds, which tend to be current users of index products. Parametric also seeks to develop client relationships with family trusts. At December 31, 1994, Parametric had assets under management of $1.5 billion, managed separate accounts for 18 clients and served as subadvisor for three PIMCO Advisors Institutional Funds and two unaffiliated families of funds.

         Investment Strategy. Parametric structures its clients' portfolios to meet specific risk return objectives. Parametric believes that portfolios which track generally accepted performance benchmarks, such as the S&P 500, are not the most efficient portfolios because the benchmark simply represents the aggregate of current investor holdings. Parametric seeks to improve portfolio efficiency by changing the relative weightings of securities in its clients' portfolios relative to the selected benchmark, using rigorous and highly quantitative analysis of the historical return pattern of the selected benchmark and of securities within that benchmark.

         Parametric uses a proprietary computer model to analyze the return pattern of the thousands of portfolios that can be constructed from securities in a given benchmark. In structuring its clients' portfolios, Parametric seeks to meet all of the following criteria simultaneously: higher returns than the benchmark in both favorable and unfavorable markets; total volatility no greater than that of the selected benchmark; and limited underperformance both in magnitude and in the number of underperforming periods. Parametric's typical U.S. benchmark-managed portfolios contain 200 to 225 stocks, while its international portfolios average 200 to 250 stocks.

         Employees. At December 31, 1994, Parametric's staff included Mark England-Markun and William Cornelius as Managing Directors and 12 other employees.

 NFJ INVESTMENT GROUP (NFJ)

         General. NFJ, based in Dallas, Texas and established in 1989, is a disciplined, value-oriented manager of equity securities. NFJ's specialty is investing in a combination of low P/E stocks with high dividends selected through a proprietary screening model. NFJ's business strategy involves targeting the U.S. pension and mutual fund markets with specific attention to the pension consultants which dominate the pension market. NFJ believes that its value niche and conservative investment style is attractive to prospective clients because it naturally complements the styles of other growth or core equity managers. At December 31, 1994, NFJ had assets under management of $1.1 billion, managed separate account portfolios for 27 clients and also served as manager for three PIMCO Advisors Institutional Funds and four unaffiliated families of funds.

         Investment Strategy. NFJ's investment philosophy is based on research showing that portfolios with a combination of low P/E stocks and high dividends consistently outperform market indices. The low P/E bias is based on the belief that "out of favor" stocks are not normally subjected to significant negative earnings surprises because their low P/E ratios already incorporate the market's negative expectations. The high dividend component offers an "income cushion" to protect returns when market conditions are unfavorable. Another important concept is NFJ's belief that diversification across industries is an important criterion for adding value. To avoid portfolios heavily concentrated in particular industries, NFJ has divided its 2,000-stock universe into numerous industry groups and selects its 50-stock portfolios from that universe.

         NFJ has developed a structured process with a systematic buy/sell discipline based on fundamental research and computer modeling. NFJ analyzes all buy candidates to verify the low multiple of all stocks, based on trailing operating earnings, positive forward earnings, and acceptable relative price momentum.

         Employees. At December 31, 1994, NFJ had a staff of 11, including Managing Directors Christopher Najork, Ben Fischer and John Johnson. Prior to joining NFJ in January 1989, these three individuals worked as a group for over 15 years at NCNB Texas (successor organization to First Republic Bank), and as a group they have over 75 years of investment experience.


  BLAIRLOGIE CAPITAL MANAGEMENT (BLAIRLOGIE)

         General. Blairlogie, based in Edinburgh, Scotland and founded in late 1992, specializes in international equity investments. Blairlogie provides an international investment product that combines the country selection strategies with the systematic application of an investment process more typically used by U.S. investment firms. Blairlogie focuses its marketing efforts in the U.S. and seeks to capitalize on increased demand for international investment products by U.S. pension funds and retail-oriented U.S. mutual funds. Blairlogie's future business strategy may also include the development of investment management relationships in the United Kingdom and other parts of Europe.

         Blairlogie is a newly organized firm and has operated at a loss since its inception. PFAMCo accordingly has agreed to reimburse Blairlogie for future operating losses, if any, through 1996, subject to 50% recoupment out of operating profits. At December 31, 1994, Blairlogie had approximately $500 million of assets under management including PIMCO Advisors International Fund, which had assets of approximately $280 million as of December 31, 1994.

         Investment Strategy. Blairlogie's investment strategy involves the application of fundamental valuation criteria to country allocations and then to stock selection in order to enhance client returns over time, while seeking a relatively low level of overall portfolio risk. Blairlogie applies this strategy to all countries and stocks, regardless of whether they are developed or emerging or are large or small capitalization stocks. Blairlogie's investment process is a disciplined screening process that is based on active management at both the country selection and stock selection levels. Country allocation is generally the major single influence in Blairlogie's risk/reward decision, both in its global and emerging market models.

         Employees. At December 31, 1994, Blairlogie had a staff of 18, including Managing Directors and firm founders Gavin R. Dobson, James G.S. Smith and Robert Stephens, with 17, 13 and 21 years of investment experience, respectively.


PARTNERSHIP MUTUAL FUNDS

         In addition to the PIMCO Funds, which are offered and managed by PIMCO, the Partnership offers and manages two families of mutual funds, the PIMCO Advisors Funds for retail investors and the PIMCO Advisors Institutional Funds for institutional investors. The Partnership provides investment management and advisory services to these funds under investment advisory agreements with each of the funds.

         Retail Mutual Funds. The PIMCO Advisors Funds are a family of 13 retail mutual funds (two of which commenced operations in December 1994) sold to retail investors principally through the broker-dealer community. The Partnership determines the investment policy and manages and supervises the administrative affairs of each fund. An Investment Management Firm acts as subadvisor and manages the day-to-day investments of these funds, except for the Precious Metals Fund. In the case of the Precious Metals Fund, an independent party acts as subadvisor. The following table presents the net assets of the retail funds at the dates indicated (excluding the Money Market Fund):


                                                   PIMCO ADVISORS FUNDS (IN MILLIONS)
                                           ---------------------------------------------------

                                                            DECEMBER 31,
FUND                                       ---------------------------------------------------
----
                                            1994       1993       1992       1991       1990
                                           -----      -----      -----      ------     ------
Equity:
     Growth Fund (large-cap)               $1,160     $1,166     $1,023      $  701     $  343
     Opportunity Fund (small-cap)(1)          647        724        414          84         39
     Target Fund (mid-cap)                    669        449         12           -          -
     Innovation Fund                           12          -          -           -          -
     International Fund                       279        235         34          32         36
     Equity Income Fund                       181        133         54          23         23
     Precious Metals Fund                      63         47          7           9          9
                                           ------     ------     ------      ------     ------
   Subtotal                                 3,011      2,754      1,544         849        450
                                           ------     ------     ------      ------     ------
Fixed Income
     U.S. Government Fund                     325        519        548         432        444
     High Income Fund                         152        247        240         261        329
     Total Return Income Fund                  11          -          -           -          -
     Short-Intermediate Fund                   82        126        148          64          -
     Tax Exempt Fund                           61         88         58          47         49
                                           ------     ------     ------      ------     ------
   Subtotal                                   631        980        994         804        822
                                           ------     ------     ------      ------     ------
          Total                            $3,642     $3,734     $2,538      $1,653     $1,272
                                           ======     ======     ======      ======     ======

______
(1)  Currently closed to new investors.

         Marketing and Distribution. Marketing and distribution activities of certain of PIMCO Advisors Funds is conducted by the Distributor, a wholly owned subsidiary of the Partnership. The Partnership uses the Distributor to distribute the PIMCO Advisors Funds through a large, diversified network of unaffiliated retail broker-dealers, including most leading full-service broker-dealers. Since October 1990, the Distributor has entered into selling agreements with over 700 broker-dealers and banks. The sales and marketing personnel develop and support sales and marketing strategies between the Partnership and the different retail broker-dealers. Additionally, the relationships fostered by this group allow the Distributor's wholesalers to have access to the branch offices and sales representatives of the retail broker-dealers.

         As a captive sales, marketing and distribution company of the Partnership, the Distributor has in the past operated on essentially a break-even basis or at a loss. Revenues consist of payments made to it by the mutual funds as distribution, administrative and servicing fees pursuant to plans adopted under Rule 12b-1 under the Investment Company Act, contingent deferred sales charges ("CDSCs") or "back-end loads," reimbursement of distribution expenses and net commissions on the sale of front-end load funds. The mutual fund distribution contracts and Rule 12b-1 plans must be renewed annually by the trustees of the mutual funds, including a majority of the trustees considered "disinterested." The Distributor incurs expenses in marketing and promoting the PIMCO Advisors Funds, with the largest expense being the commissions which are paid to broker-dealers and their salesmen for the sale of the PIMCO Advisors Funds.

         Institutional Mutual Funds. The PIMCO Advisors Institutional Funds are a series of 18 institutional mutual funds, each with its own investment objective and policies. The Partnership provides the administrative, advisory and certain marketing services to these funds and the Investment Management Firms act as subadvisor and manage the day-to-day investments of 16 of these funds. The PIMCO Advisors Institutional Funds are designed primarily to provide pension and profit sharing plans, employee benefit trusts, foundations and endowment funds, corporations, other institutions and high net worth individuals with access to the professional investment management services of the Investment Management Firms. Each is an "open-end" fund which continuously offers to sell and redeem its shares at prices based on the net asset value of the fund's portfolios. Shares of these Funds are offered in both an institutional class and an administrative class. At December 31, 1994, the PIMCO Advisors Institutional Funds collectively had approximately 465 shareholders and $1.2 billion of assets under management.

         The following table sets forth the assets under management of the institutional mutual funds:

                                         PIMCO ADVISORS INSTITUTIONAL FUNDS (IN MILLIONS)
                                         ------------------------------------------------
                                                       December 31,
                                         ------------------------------------------------
FUND                                      1994           1993          1992         1991
                                       -----------    -----------    ---------    ---------
PIMCO Managed Bond and Income Fund        $368.9         $374.1        $293.6       $251.1
Balanced Fund                              130.3          131.2         106.1           --
Cadence Capital Appreciation Fund          166.2          125.4          40.2         46.7
Cadence Mid Cap Growth Fund                115.4           74.3          40.7          3.0
NFJ Equity Income Fund                      86.5           75.3          33.7         17.7
Parametric Enhanced Equity Fund             66.1           60.6          38.8          8.1
Cadence Small Cap Growth Fund               48.4           44.2          38.3         34.3
Blairlogie Emerging Markets Fund            73.3           20.4            --           --
NFJ Small Cap Value Fund                    33.5           39.1          19.6          5.6
Utility Stock Fund                          21.7             --            --           --
Cadence Micro Cap Growth Fund               36.5           12.5            --           --
NFJ Diversified Low P/E Fund                12.7           20.5          19.6         21.0
Blairlogie International Active Fund        21.9            8.4            --           --
Parametric International Equity Fund         5.9           64.2          48.9         53.8
Money Market Fund                           17.1            7.3           7.7          7.3
CCI Core Equity Fund                         2.0             --            --           --
CCI Mid-Cap Equity Fund                      2.0             --            --           --
CCI Small Cap Equity Fund                     --             --            --           --
                                       ---------      ---------       -------      -------
  Total                                 $1,208.4       $1,057.5        $687.2       $448.6
                                       =========      =========       =======      =======

REGULATION

         Virtually all aspects of the investment management business of the Partnership are subject to various federal and state laws and regulations. The Partnership and its Investment Management Firms are registered with the Securities and Exchange Commission (the "Commission") under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and are registered under applicable state securities laws. The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary, recordkeeping, operational and disclosure obligations. Blairlogie is also a member of the Investment Management Regulatory Organization in the United Kingdom. PIMCO and Parametric are registered with the Commodity Futures Trading Commission as Commodity Trading Advisors and are members of the National Futures Association. PIMCO and its subsidiary are also registered as Commodity Pool Operators. The funds are registered with the Commission under the Investment Company Act of 1940, as amended, shares of these funds are registered with the Commission under the Securities Act of 1933, as amended, and the shares of each such fund are qualified for sale (or are exempt) under applicable state securities laws in all states in the United States and the District of Columbia in which shares are sold.

         The Partnership and its Investment Management Firms are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to regulations promulgated thereunder, insofar as they are "fiduciaries" under ERISA with respect to many of their clients.

         The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict any of the Investment Management Firms from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the Investment Management Firm's business activities for specified periods of time, revocation of the Investment Management Firm's registration as an investment advisor, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Partnership and its Investment Management Firms.

         The officers, directors and employees of the Partnership and its Investment Management Firms may from time to time own securities which are also owned by one or more of their clients. Each firm has internal policies with respect to individual investments and requires reports of securities transactions and restricts certain transactions so as to minimize possible conflicts of interest.

         The Distributor is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and is subject to regulation by the Commission, the National Association of Securities Dealers, Inc. and other federal and state agencies. As a registered broker-dealer, it is subject to the Commission's net capital rule and certain state securities laws designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, these rules limit the ability of the Distributor's parent to make withdrawals of capital and receive dividends from such broker-dealer. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.


COMPETITION

         The investment management business is highly competitive. The Partnership and its Investment Management Firms compete with a large number of other domestic and foreign investment management firms, commercial banks, insurance companies, broker-dealers and others, although as a practical matter the Investment Management Firms typically compete with other firms offering comparable investment services and having comparable performance records. Some of the financial services companies with which the firms compete have greater resources and assets under management and administration than the Partnership and the Investment Management Firms and offer a broader array of investment products and services.

         The Partnership believes that the most important factors affecting its competition for clients are the range of products offered, the abilities, performance records and reputations of its investment managers, management fees and the development of new investment strategies and marketing, although the importance of these factors can vary depending on the type of investment management service involved. Client service is also an important competitive factor. The Partnership's ability to increase and retain client assets could be adversely affected if client accounts underperform the market or if key investment managers leave the firms. The ability of the Partnership and the Investment Management Firms to compete with other investment management firms is also dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. There are relatively few barriers to entry by new investment management firms in the institutional managed accounts business, which increases competitive pressure.

         Selection of advisors by institutional investors often is subject to a competitive review process relying heavily upon historical performance. As a result, new firms such as Blairlogie typically require a three to five year start-up period during which they experience losses and require subsidies.

         A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with mutual funds sponsored by the Partnership. Many competitors apply substantial resources to advertising and marketing their mutual funds which may adversely affect the ability of Partnership-sponsored funds to attract new clients and to retain assets under management. The ability to attract and retain mutual fund assets in the load mutual funds which the Partnership offers is dependent to a significant degree on the ability to attract, retain and motivate retail brokerage salespersons.

POSSIBLE CONSTRAINTS ON GROWTH AND OPERATIONS

         Distributions. Cash that is used to pay distributions on the Partnership's Class A Units, GP Units and Class B Units will not be available for other Partnership uses, including investments in new business opportunities. Because distributions on Class B Units are currently subordinated to the first-priority distributions on Class A and GP Units and since members of the Partnership's Operating and Equity Boards (which determine the amounts to be distributed to Unitholders) have an economic interest in a substantial number of Class B Units, there is a risk that the Partnership may distribute cash that could otherwise be used for other Partnership purposes. Also, there is a risk that the Operating and Equity Boards could cause the Partnership in certain circumstances to defer or forego the possibility of making an acquisition of a business venture in the best interest of the Partnership which could be made through the issuance of additional Class A Units because such an acquisition could result in a diminution in distributions paid to the holders of the Class B Units.

        Effect of Covenants and Restrictions in Certain Debt Obligation of General Partner. The operations of the Partnership and the Investment Management Firms may be affected by the terms of a note agreement PIMCO GP entered into concurrently with the closing of the Consolidation, pursuant to which PIMCO GP issued notes in the principal amount of $130 million. Although this indebtedness will not constitute an obligation of the Partnership or any of the Investment Management Firms and the documents governing the indebtedness will not be binding on the Partnership or any of the Investment Management Firms, it is anticipated that the businesses of the Partnership and the Investment Management Firms will be conducted in compliance with the operating restrictions in the documents governing the indebtedness in order to avoid a default thereunder, even though contrary courses of action may be in the best interests of the Partnership or the Investment Management Firms. The operating restrictions under the note agreement, among other things, include restrictions on incurrence of indebtedness and liens, investments, asset sales, mergers and consolidations, affiliate transactions, issuance of additional Units and amendment of the Partnership Agreement. In addition, the note agreement includes cash flow and interest coverage requirements; these financial covenants could have the effect of inhibiting the Partnership's use of cash for any purpose other than for distributions. The operating restrictions in the note agreement will remain in effect until the debt matures in 2001 unless prepaid. The note agreement indebtedness will be non-recourse to PIMCO GP and will be secured by, among other things, a pledge of certain Units owned by PIMCO GP and indirectly by a pledge of certain of the Units held by TAG Inc. In the event of a default under this indebtedness, the lenders could foreclose upon and cause a sale of the pledged Units, which would reduce the economic interests in the Partnership of the General Partner and its beneficial owners, including Managing Directors of PIMCO, and which could adversely affect the market price of the Units.

                                                                             19a

DERIVATIVES

        The use of derivatives by investment managers has recently received national attention because of losses suffered on investments in derivatives. As a result of such losses, some of those investment managers have been sued for using or inadequately disclosing their use of derivatives or have made payments to clients to compensate for losses. As part of its investment philosophy, PIMCO has used deriviatives since 1980 in various ways in seeking to manage portfolio risk and exploit market inefficiencies. Its use of derivatives has generally been confined to futures, options and mainstream mortgage derivatives (such as collateralized mortgage obligations); however, PIMCO has at times also held positions in client portfolios in interest-only and principal-only strips (IOs and POs) and, in a few special situations, structured notes and swaps. Although certain of these derivative securities can have relatively higher degrees of interest rate risk, illiquidity and counterparty credit risk, PIMCO approaches derivatives much as it does other complex fixed income instruments -- as potential investments to be analyzed, monitored and used, when appropriate, to enhance a portfolio's return or manage its risk. PIMCO has developed and employs, in the case of derivatives as well as other securities, various risk controls at the portfolio and individual security levels in an effort to evaluate and monitor interest rate, liquidity and credit quality risk. PIMCO believes its use of derivatives has contributed positively to portfolio returns and PIMCO has not suffered any material claims or made any material payments to clients related to its use of derivatives.

RELIANCE ON KEY PERSONNEL AND PROFIT-SHARING PAYMENTS

        The ability of the Partnership and the Investment Managment Firms to attract and retain clients is dependent to a large extent on their ability to attract and retain key employees, including skilled portfolio managers. Certain of these employees are responsible for significant client relationships. In particular, the Partnership will depend to a signficant extent on the services of William H. Gross of PIMCO, Irwin F. Smith and Donald A. Chiboucas of CCI, and David B. Breed of Cadence. Mr. Gross is one of the best known fixed income portfolio managers in the United States, and the loss of his services could have a material adverse effect on the Partnership. In order to help retain these and other key personnel, each of the six Investment Management Firms has a policy of reserving a substantial percentage of its adjusted net book income for profit-sharing payments (45% in the case of PIMCO and CCI and in the case of the other Investment Management Firms, 15% of the first $3 million of such income, 25% of the next $2 million of such income, 40% of the next $5 million of such income and 45% of such income in excess of $10 million). These profit-sharing payments will signficantly reduce the amount of the Investment Management Firms' profits that will be distributed to the Partnership and become available for distribution to Unitholders. There can be no assurance that key personnel will be retained.

                                                                             19b

FACTORS AFFECTING FEE REVENUES

        General Considerations. Investment management agreements between investment management firms and their clients typically provide for fees based on a percentage of the assets under management, determined at least quarterly and valued at current market levels. The percentage of the fee applicable to a particular classification of assets under management is a function of several factors, including that investments which have higher degree of risk and uncertainty command a higher percentage fee. Therefore, significant fluctuations in securities prices or in the investment patterns of clients that result in shifts in assets under management can have a material effect on the Partnership's consolidated revenues and profitability. Such fluctuations in asset valuations and client investment patterns may be affected by overall economic conditions and other factors influencing the capital markets and the net sales of mutual fund shares generally, including interest rate fluctuations.

        Virtually all of the Partnership's revenues are derived from investment management agreements with clients that are terminable at any time or upon 30 to 60 days' notice, as is the case generally in the investment management industry. Any termination of agreements representing a significant portion of assets under management could have an adverse impact on the Partnership's results of operations.

        The investment management business is highly competitive and fees vary among investment managers. Some of the Investment Management Firms' fees are higher than those of many investment managers relative to the average size of accounts under management. Each Investment Management Firm's ability to maintain its fee structure in the competitive environment is dependent to a large extent on the ability of its investment managers to provide clients with service and investment returns that will cause clients to be willing to pay those fees. There can be no assurance that the Investment Management Firms will be able to retain their clients or sustain their fee structures in the future.

        Reliance on Performance-Based Fees. On a pro forma combined basis, approximately 3.4% and 10.5% of the Partnership's revenues for the year ended December 31, 1994 and the year ended December 31, 1993, respectively, were derived from performance-based fees. Most of these revenues are attributable to PIMCO's operations. To earn a performance-based fee with respect to an account, the relevant Investment Management Firm must generally outperform a specific benchmark over a particular period. Performance-based fee arrangements can have a significant effect on revenues, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management. PIMCO's StocksPLUS (R) product, which accounted for $4.6 billion of assets under management at December 31, 1994, is subject to a performance-based fee schedule in which under-performance relative to the S&P 500 over a particular time period results in no fees being paid by clients, while superior performance results in incentive fees that are not subject to a cap. In addition to the Stocks PLUS (R) accounts, several large fixed income accounts also have performance-based fee arrangements. PIMCO's performance-based fee arrangements, including the StocksPLUS (R) fee arrangement, can materially affect PIMCO's revenues, and thus those of the Partnership, from period to period.

                                                                             19c

      FEDERAL INCOME TAX CONSIDERATIONS; ANTICIPATED FUTURE RESTRUCTURING


         Partnership Tax Considerations. In general, under the Internal Revenue Code of 1986, as amended (the "Code"), entities classified as partnerships are not subject to federal income tax. Instead, all holders of partnership interests are taxable on their allocable share of a partnership's income or gain for tax purposes, whether or not such income or gain is distributed. The Partnership has been advised that the Partnership should be classified as a partnership for federal income tax purposes and the Investment Management Firms should not be treated as associations taxable as corporations for federal income tax purposes.

         Loss of Partnership Tax Status. Under current law, the Partnership will cease being classified as a partnership for federal income tax purposes, and will be treated as a corporation, immediately after December 31, 1997 (or sooner if the Partnership adds a substantial new line of business or otherwise fails to satisfy certain requirements) unless the Partnership's limited partner interests cease to be publicly traded prior to such time. As a corporation, the Partnership would be subject to tax on its income and its shareholders would be subject to tax on dividends.

         Anticipated Future Restructuring of the Partnership. In an effort to preserve partnership tax treatment after December 31, 1997 for nonpublic Unitholders, the Partnership Agreement confers on the General Partner broad authority to effect a Restructuring of the Partnership in connection with, or in anticipation of, such a change in tax status. While the precise form of a Restructuring cannot now be determined and will depend upon the facts and circumstances existing at the time a Restructuring is implemented, it is generally expected that, following a Restructuring, public Unitholders will hold their equity participation in the business of the Partnership through publicly traded stock issued by an entity treated as a corporation for federal income tax purposes, allowing the nonpublic Unitholders to continue to hold their equity participation in the Partnership directly or through some other entity treated as a partnership for federal income tax purposes. The Partnership does not currently expect to change its distribution policy following a Restructuring, and it is anticipated that the corporate entity generally would distribute all cash received by it from the Partnership other than cash needed for payment of taxes and operational expenses. Because of federal, state and other income taxes on such entity's income, cash available for dividends to the holders of the corporate entity's publicly traded securities would be substantially less than the cash distributed to the corporate entity by the Partnership.

         The Partnership Agreement limits the liability of the General Partner with respect to a restructuring as described in Item 13 of this Report.

Internal Revenue Code Section 754 Election
------------------------------------------

         The Partnership has made the election to adjust the basis of Partnership property as provided in Internal Revenue Code Section 754. The effect of this election, in conjunction with Internal Revenue Code Section 197, is generally to allow partners acquiring Units after April 30, 1992 to amortize and receive deductions for the amortization of the portion (if any) of their purchase price allocable to goodwill or intangibles. Amortization must occur over a fifteen year period, on a straight-line basis. Deductions for amortization reduce a partner's basis in his interest and must be recaptured as ordinary income upon the disposition of that interest.

         With respect to options granted under the Unit Option Plans described in Item 11 below, the Partnership has been advised that: (i) upon the exercise of an option, the option holder will recognize ordinary compensation income for federal income tax purposes equal to the excess of the fair market value of the option Unit acquired over the exercise price of the option; and (ii) the Partnership will have an ordinary compensation deduction for federal income tax purposes equal to the amount of compensation income described in (i) and this deduction should be allocated among the units of partner interest in the Partnership outstanding immediately prior to exercise and should not be shared by the option Units.

         The compensation deduction would be allocated among units of partner interest in the Partnership for tax purposes only if it were incurred in a taxable year of the Partnership beginning before January 1, 1998 (or any later year in which the Partnership has retained its status as a partnership as a result of a Restructuring or otherwise). Under current law, for taxable years of the Partnership beginning after December 31, 1997, the Partnership will be treated as a corporation for federal income tax purposes unless a Restructuring is effected to prevent that outcome.


ITEM 2.  PROPERTIES
-------------------

         The Partnership's principal offices are currently located at 840 Newport Center Drive, Newport Beach, CA where it occupies approximately 4,200 square feet of space under a sub-lease with PIMCO expiring on December 31, 1996 and at 2187 Atlantic Street where it and PADCo occupy approximately 17,200 square feet of space under a sub-lease expiring on July 31, 2002. Each location is a modern office building and the demised space is adequate for the Partnership's current operations, but more space may be necessary should the Partnership's business expand.




ITEM 3.  LEGAL PROCEEDINGS
--------------------------

            None.




ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

           On October 31, 1994, the holders of Units of limited partner interest consented to the following actions:

              (i) the Agreement and Plan of Consolidation for PIMCO Advisors L.P. was approved -- For 4,695,320; Against 70,329; Abstaining 110,436;
             (ii) the PIMCO Advisors L.P. 1994 Class B Unit Option Plan was approved -- For 16,035,641; Against 114, 824; Abstaining 111,709; and
            (iii) the amendments to the existing option agreements under the Partnership's 1993 Unit Option Plan were approved -- For 16,036,053; Against 115,236; Abstaining 111,709.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         Prior to the Consolidation, the Partnership's limited partner units were listed on the New York Stock Exchange (the "NYSE") under the symbol "TAG" and after the Consolidation, the Class A Units have been listed on the NYSE under the symbol "PA." The following table sets forth, for the periods indicated, the high and low closing prices for each limited partner unit or Class A Unit, as the case may be, as reported on the NYSE and the total cash distributions paid per limited partner Unit or Class A Unit, as the case may be, and GP Unit, as adjusted for the distribution of 1.06 Units per Unit effective October 9, 1994.

                                                        TOTAL
                                                        -----
                                                        CASH
                                                        ----
                               HIGH        LOW       DISTRIBUTIONS
                              ------      -----      -------------
1992
First Quarter.............    $ 9-1/2     $ 8        $     .42
Second Quarter............      8-1/2       6-1/4          .16
Third Quarter.............      8-3/8       7-1/4          .35
Fourth Quarter............      9           7-5/8          .15
                                                     ---------
     Total................                           $    1.08
                                                     =========
1993
First Quarter.............      12-5/8      8-1/2    $     .44
Second Quarter............      11-5/8      9-7/8          .17
Third Quarter.............      15-3/8     11-1/4          .22
Fourth Quarter............      16-7/8     13-1/2          .36
                                                     ---------
     Total................                           $    1.19
                                                     =========
1994
First Quarter.............      20-1/8     14-1/2    $     .51
Second Quarter............      20-1/8     17              .29
Third Quarter.............      20-7/8     17-3/4          .34
Fourth Quarter............      22         16-1/4          .38
                                                     ---------
     Total................                           $    1.52
                                                     =========

         On March 23, 1995, the closing price of the Partnership's Class A Units as reported on the NYSE was $17.50 per unit. On March 15, 1995, there were approximately 721 holders of record of the Partnership's Class A Units.


         The Partnership Agreement provides that the General Partner shall cause the Partnership to distribute to Unitholders on a quarterly basis cash in an amount equal to Operating Profit Available for Distribution less any amount the General Partner deems may be required for capital expenditures, reserves or otherwise in the business of the Partnership. The Partnership Agreement defines Operating Profit Available for Distribution as the sum of (i) the net income of the Partnership for such quarter determined in accordance with generally accepted accounting principles and (ii) certain non-cash charges resulting from the amortization of goodwill and certain other intangible assets and non-cash compensation expenses related to options and restricted Units. The General Partner believes that the amounts withheld for capital expenditures, reserves or otherwise will not be substantial and intends to cause the Partnership to distribute cash to Unitholders in an amount which represents substantially all of the Partnership's Operating Profit Available for Distribution.

         For each quarter commencing with the quarter ended December 31, 1994 and ending with the quarter ending December 31, 1997 (the "Interim Period"), distributions will be made first to holders of Class A Units and GP Units until such holders have received $0.47 per Unit per calendar quarter (aggregating to $1.88 per Unit per year) since the date of the Consolidation, second to holders of Class B Units until such holders have received $0.47 per Unit per calendar quarter on a cumulative basis within a calendar year but not carried over from year to year and third to all holders of Units pro rata. Distributions with respect to Class A and GP Units will be made within 45 days of the end of each calendar quarter in the Interim Period and thereafter within 60 days after the end of the calendar quarter, and with respect to Class B Units will be made within 60 days of the end of the calendar quarter, in all cases to holders of record on the 30th day after the end of the quarter.

         After December 31, 1997, or earlier upon the occurrence of an Adverse Tax Event, as defined in the Partnership Agreement, the priority distributions will cease, distributions thereafter will be made on a pro rata basis among all Units then outstanding and any remaining cumulative shortfalls in the quarterly priority amounts will not be carried over. If, immediately prior to that time, the Class B Unit distribution were less than the Class A Unit distribution, upon termination of the subordination feature of the Class B Units, distributions to holders of Class A Units would decrease. Although not currently anticipated, a change in current law or the addition of a substantial new line of business may result in the occurrence of an Adverse Tax Event. If a Restructuring occurs prior to December 31, 1997, the General Partner will make (i) a final quarterly distribution for the quarter preceding the Restructuring in the priorities stated above and (ii) a cash distribution in an amount which the General Partner, in its good faith discretion, determines will not be required for expenses, for capital expenditures, as reserves or otherwise in the business of ongoing restructured entity in the priorities stated above. If an Adverse Tax Event has not occurred prior to the Restructuring, the first-priority distributions to the holders of Class A Units and GP Units will continue until the earlier of December 31, 1997 or the occurrence of an Adverse Tax Event.

         No assurances can be given as to the Partnership's future earnings levels. Distributions made by the Partnership will depend on the Partnership's profitability and the profitability of the Investment Management Firms, which in turn, will be affected in part by overall economic conditions and other factors affecting capital markets generally, which are beyond the Partnership's control. In addition, the General Partner may, in determining the amount of distributions, deduct from Operating Profit Available for Distribution any amount the General Partner deems may be required for capital expenditures, reserves or otherwise in the business of the Partnership. To the extent the Partnership retains profits in any year, Unitholders may have taxable income from the Partnership that exceeds their cash distributions.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

  (Amounts in thousands, except where noted and per unit data)

                                                                                    For the year ended December 31,
                                                                         1994       1993       1992       1991       1990
                                                                   ---------------------------------------------------------
Statements of Operations Data:
Total revenues                                                         $180,263    $165,856    $120,155    $94,481   $72,650
Other operating expenses                                                145,220     131,447      93,011     72,644    53,851
Amortization of intangibles, options
 and restricted units                                                     6,202
                                                                   ---------------------------------------------------------
Net operating income                                                     28,841     34,409      27,144     21,837    18,799
Other income, net                                                         1,083        864       1,115      1,088     1,414
                                                                  ---------------------------------------------------------
Net income before income tax expense                                     29,924     35,273      28,259     22,925    20,213
Income tax expense                                                       10,669     15,556      11,405      9,330     8,063
                                                                   ---------------------------------------------------------
Net income                                                              $19,255    $19,717     $16,854    $13,595   $12,150
                                                                   =========================================================
Net income allocated to:
 General Partner and Class A Limited Partnership units                   $4,976
 Class B Limited Partnership units                                        1,128
 Pre-Consolidation                                                       13,151
                                                                   -------------
                                                                        $19,255
                                                                   =============
Net income per unit (1):
 General Partner and Class A Limited Partnership units                    $0.12
 Class B Limited Partnership units                                        $0.03

Weighted average number of units outstanding (Post-Consolidation):
 Units outstanding:
  General Partner                                                           800
  Class A Limited Partnership                                            40,018
  Class B Limited Partnership                                            32,961
                                                                   -------------
   Total                                                                 73,779
Weighted average effect of unit options                                     984
                                                                  --------------
   Total                                                                 74,763
                                                                  ==============

Dividends                                                               $24,384    $22,158     $12,950    $8,900    $7,050

Financial Condition at End of Period:
Total assets (2)                                                       $379,708    $70,388     $43,189   $38,466   $28,929
Long-term compensation                                                      766      9,445      10,863     2,765       303
Total liabilities                                                        34,179     44,567      17,686    16,857    12,016
Total Stockholder's Equity                                                          25,821      25,503    21,609    16,913
Total Partners' Capital                                                 345,529

Other Statistics:
Assets under management (in millions)                                   $72,175    $57,182     $43,737   $37,921   $30,123

Operating Profit Available for Distribution(1)                          $12,306

Cash flows provided by operating activities                             $25,852    $23,620      $9,309   $16,317    $9,086
Cash flows provided by (used in) investing activities                    22,401       (436)     (1,149)    2,195     3,647
Cash flows used in financing activities                                  (2,549)   (14,900)    (15,800)  (11,700)   (8,268)

__________
(1) Net income per unit and Operating Profit Available for Distribution are computed on earnings following the Consolidation.

(2) Upon completion of the Consolidation of PFAMCo Group and Thomson Advisory Group L.P., approximately $284.9 million of intangible assets were created. See Note 3 in the Notes to the Consolidated Financial Statements.

Note: The information above should be read in connection with Management's
      Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes appearing elsewhere in this document.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
================================================================================
OF OPERATIONS
=============

GENERAL

  PIMCO Advisors L.P. and subsidiaries ("PA") was formed on November 15, 1994 ("Date of Consolidation"), when Pacific Financial Asset Management Group ("PFAMCo Group") merged (the "Consolidation") certain of its investment management businesses and substantially all of its assets into Thomson Advisory Group L.P. ("TAG"). The PFAMCo Group comprised the operations of Pacific Financial Asset Management Corporation ("PFAMCo"), an indirect wholly-owned subsidiary of Pacific Mutual Life Insurance Company ("Pacific Mutual"), and certain of its wholly-owned investment management subsidiaries. The businesses of PFAMCo Group contributed to PA were then contributed to the following newly formed subsidiaries:

       . Pacific Investment Management Company ("Pacific Investment Management") and its wholly-owned subsidiary, StocksPLUS Management, Inc. ("StocksPLUS"), managing primarily Fixed Income, with approximately $56.9 billion in assets under management;
       . Cadence Capital Management ("Cadence") managing Equities, with approximately $1.8 billion in assets under management;
       . Parametric Portfolio Associates ("Parametric"), managing Equities, with approximately $1.5 billion in assets under management;
       . NFJ Investment Group ("NFJ"), managing Equities, with approximately $1.1 billion in assets under management;
       . Blairlogie Capital Management ("Blairlogie"), managing Equities, with approximately $500 million in assets under management.

As a result of the Consolidation, the PFAMCo Group businesses described above and Columbus Circle Investors ("CCI"), formerly a division of TAG, managing primarily Equities, with approximately $10.3 billion in assets under management, were organized and now conduct their businesses as separate, autonomous subsidiaries of PA. The subsidiaries are each a registered investment advisor and collectively they provide a broad array of investment management and advisory services for clients using distinctive investment management styles.

In addition to the investment management subsidiaries, PA sponsors three mutual fund families: PIMCO Funds (12 funds for institutions); PIMCO Advisors Funds (13 retail funds and Cash Accumulation Trust); and PIMCO Advisors Institutional Funds (18 funds for institutional and 401(k)/defined contribution investors).

Under generally accepted accounting principles, the Consolidation is accounted for as an acquisition of TAG by PFAMCo Group, even though the legal form was the reverse. Therefore, the historical financial statements include the operations of PFAMCo Group, in its corporate form, prior to the Consolidation and the combined results of PA, in its partnership form, for the period since the Consolidation.

Due to the different bases of presentation and resulting difficulties in analyzing comparative historical financial information as a result of the required accounting presentation, management has included below certain pro forma financial information as if the Consolidation occurred at the beginning of 1993. Pro forma results eliminate the significant comparative differences in the historical results of operations arising primarily from different taxation of corporations and partnerships, from the inclusion of the former TAG's results of operations in the pro forma results from the beginning of 1993 (as opposed to only from the date of Consolidation reflected in the historical financial statements), and from certain transactions and restructuring effected by the Consolidation, principally related to the creation and amortization of intangibles and revised profit sharing arrangements.

PRO FORMA FINANCIAL INFORMATION

  The following table summarizes the unaudited condensed pro forma results of operations as if the Consolidation discussed above had occurred on January 1, 1993. The pro forma operating results give effect to:

  (i)  The Consolidation of PFAMCo Group and TAG;
  (ii) The amendment of existing options under TAG's 1993 Unit Option Plan;
  (iii)The adoption of the Class B Limited Partnership Unit Option Plan;
  (iv) The contribution of PIMCO Advisors Distribution Company ("PADCO") to PA in exchange for Class A Limited Partnership Units; and
  (v) Certain transactions effected by PFAMCo Group and TAG in connection with the consolidation, primarily related to intangible amortization and profit sharing .


                                                        Year Ended December 31,          Increase        %
                                                            1994      1993              (Decrease)    Change
                                                       -----------------------------------------------------
                                                        (Amounts in millions, except per unit amounts)
Revenues:
    Investment Advisory                                   $231.5      $222.4           $ 9.1         4.1%
    PADCO                                                   37.6        33.1             4.5        13.6
                                                         -------------------------------------------------
                                                           269.1       255.5            13.6         5.3
                                                         -------------------------------------------------
Expenses:
    Compensation and Benefits                              119.0       113.6             5.4         4.8
    Commissions                                             23.1        20.2             2.9        14.3
    Other Expenses                                          33.4        27.3             6.1        22.3
    Amortization of intangibles
       options and restricted units                         40.7        40.7             -           -
    Other income                                            (1.8)       (3.8)            2.0        52.6
                                                         -------------------------------------------------
                                                           214.4       198.0            16.4         8.3
                                                         -------------------------------------------------

Net Income                                                $ 54.7      $ 57.5         ($  2.8)       (4.9)%
                                                         =================================================

Net Income per General Partner
    and Class A Limited Partnership Unit                  $ 1.08      $ 1.10
                                                          ------------------
Net Income per Class B Limited Partnership Unit           $ 0.28      $ 0.34
                                                          ------------------

   The pro forma information given above is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented.

                        PRO FORMA FINANCIAL INFORMATION
                RESULTS OF OPERATIONS FOR 1994 COMPARED TO 1993

   PA derives substantially all its revenues and net income from advisory fees for investment management services provided to its institutional and individual clients and advisory, distribution and servicing fees for services provided to its proprietary families of mutual funds ("Proprietary Funds").

   Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client, and monthly in arrears to Proprietary Funds. Revenues, therefore, are determined in large part based upon the level of assets under management which are dependent upon market conditions, client decisions to add or withdraw assets from PA's management and from PA's ability to attract new clients, among other factors. In addition, PA has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. Such performance based fees can have a significant effect on revenues, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management.

   PA's consolidated pro forma 1994 revenues, including those of its wholly-owned distributor PADCO, were $269.1 million compared to $255.5 million in 1993, up $13.6 million. Advisory revenues were $231.5 million in 1994 compared to $222.4 million in 1993, up $9.1 million. PADCO's revenues were $37.6 million in 1994 compared to $33.1 million in 1993, up $4.5 million. Revenue increases resulted from the commitment of new assets by institutional clients and to a lesser extent from favorable investment performance and increases in mutual fund assets under management. These increases were partially offset by a decline in performance based fees which were 3.4% of revenues in 1994, versus 10.5% of revenues in 1993. The decline in performance based fees occurred primarily from under performance in a product line that seeks to outperform the S&P 500 Index.

   Pro forma revenues by operating entity were as follows:


                                                         (Amounts in millions)
                                      ---------------------------------------------------------
                                                                      Increase            %
                                        1994          1993           (Decrease)          Change
                                      ---------------------------------------------------------

     Pacific Investment Management      $142.9       $146.8            ($3.9)           (2.7%)
     CCI                                  45.1         39.5              5.6            14.2
     Cadence                              12.1          9.5              2.6            27.4
     Parametric                            4.5          4.5              -               -
     NFJ                                   5.0          3.8              1.2            31.6
     PADCO                                37.6         33.1              4.5            13.6
     Other/(1)/                           21.9         18.3              3.6            19.7
                                      ---------------------------------------------------------
       Consolidated PA                  $269.1       $255.5            $13.6             5.3%
                                      =========================================================

/(1)/ Includes PA's Institutional Services (formerly PFAMCo) and Mutual Funds divisions and Blairlogie.

     Compensation and benefits expenses in 1994 of $119.0 million were $5.4 million higher than 1993 reflecting additional staffing, primarily in Pacific Investment Management's client support and administration areas, offset by lower profit sharing expenses which are based on profits of each of the investment advisor subsidiaries.

     Commission expenses increased by $2.9 million to $23.1 million in 1994. Commission expenses are incurred by PADCO and are paid primarily to broker-dealers and their sales people for the sale of PA's retail oriented mutual funds. Commissions include amounts paid at the time of sale of the mutual funds ("up-front" commissions) and "trail" commissions for the maintenance of assets in the mutual funds and servicing fees for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and sales of mutual funds (on which up-front commissions are paid at the time of sale). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds. Therefore, at any given time, trail and service fee commissions will be paid on only the mutual fund assets that qualify for such payments. In 1994, trail and service fee commissions increased to $16.3 million from $9.1 million in 1993 as a result of an increase in the amount of qualifying assets. Up-front commissions decreased by $4.3 million to $6.8 million in 1994 as a result of lower current levels of retail mutual fund sales.

     Other expenses increased $6.1 million to $33.4 million. This resulted from increases in occupancy costs, commensurate with increases in personnel described above, marketing and promotional expenses for the Proprietary Funds and the increased use of outside professional services.

     Other income includes interest and dividend income and pro forma expense reimbursements under agreements with Pacific Mutual. Other income in 1993 included approximately $2.0 million of expense reimbursement related to the operations of PA's Institutional Services division which is the maximum amount that can be received under the agreement. In actuality, this reimbursement agreement became effective on the date of Consolidation and reimbursement will be realized subsequent to the date of Consolidation.

     Intangible assets of approximately $284.9 million created by the Consolidation represent the excess of the purchase price over the fair value of net tangible assets of TAG deemed acquired by PFAMCo Group. Approximately $80.7 million of the intangible assets represents the value assigned to PA's Master Limited Partnership ("MLP") structure. Under current tax law, an MLP is exempt from Federal and most state and local income taxes through December 31, 1997. The value attributed to the MLP structure is being amortized through the period ended December 31, 1997. The remainder is being amortized over its estimated life of twenty years.

     Net income per unit is computed under the two-class method which allocates net income to Class A and Class B Limited Partnership units in proportion to the Operating Profit Available for Distribution for each class. Operating Profit Available for Distribution is defined by PA's partnership agreement and is computed as the sum of net income plus non-cash charges from the amortization of intangible assets and non-cash compensation expenses arising from option and restricted unit plans. Since Class A Limited Partnership and General Partner units are entitled to a priority distribution, the amount of Operating Profit Available for Distribution allocated to such units is greater than the amount for Class B Limited Partnership units. As a result, the net income per Class A Limited Partnership and General Partner unit is greater than the net income per Class B Limited Partnership unit. Due to the priority distribution, any dilution to net income per unit from the assumed exercise of unit options is currently applied entirely to Class B Limited Partnership units.

     The General Partner and Class A Limited Partnership units are entitled to a priority distribution of $1.88 per unit per year. Actual unit distributions in February 1995 were 23.9 cents for the General Partner and Class A Limited Partnership units and in March 1995 were 7.7 cents for the Class B Limited Partnership units. These amounts reflect Operating Profit Available for Distribution for the 46 day period from the date of Consolidation through December 31, 1994.

                        HISTORICAL FINANCIAL STATEMENTS

   The historical financial statements reflect the results of PFAMCo Group during 1992 and 1993. The results for 1994 include PFAMCo Group, in its corporate form for the period January 1, 1994 to November 15, 1994 and PA's post-Consolidation combined results in its partnership form from November 16, 1994 to December 31, 1994. This accounting treatment, known as "reverse acquisition" accounting, is required under generally accepted accounting principles.

   Therefore, many of the comparative differences in the results of operations between 1994 and 1993 are due to the reorganization of PFAMCo Group into partnership form, the inclusion of the former TAG operations in combination with PFAMCo Group's operations from November 16, 1994 to December 31, 1994, and from transactions and restructuring which occurred in the Consolidation. The 1994 results also include certain first-time non-cash expenses related to the amortization of intangible assets created by the Consolidation and from expenses related to option and restricted unit plans.

RESULTS OF OPERATIONS FOR 1994 COMPARED TO 1993

   PA's 1994 revenues, including PADCO, were $180.3 million compared to $165.9 million in 1993, up $14.4 million. The increase in revenues results primarily from the inclusion of the former TAG in the results of PA's operations since the Consolidation.

   Compensation and benefits which primarily includes salaries, employee benefits and incentive compensation is PA's largest expense category. Incentive compensation consists of profit-sharing and other incentive awards which are primarily formula driven and based upon profitability of the investment management subsidiaries. Incentive compensation also includes discretionary bonus amounts. Prior to the Consolidation, profit-sharing awards ranged from 40% to 80% of the profits, as defined, of the operating subsidiaries of PFAMCo Group. Awards range from 15% to 45% of such profits after the Consolidation.

   Commission expenses include the up-front, trail and service fee commissions from PADCO's operations. Restricted Unit and Option Plan expense results from grants to key employees of restricted units and options to purchase units at substantially reduced prices. Such plans have 5-year vesting provisions and other restrictions and the associated expense is being amortized over the 5-year period. There were no similar items in the 1993 results of operations for commissions and Restricted Unit and Option Plan expenses.

   General and administrative expenses are primarily comprised of supplies, telephone, printing, books and periodicals, and electronic research fees.

   Marketing and promotional includes sales literature, marketing fees, sales promotion, travel and entertainment, and public relations costs. The increase in 1994 over 1993 results from the inclusion of $1.4 million of TAG's costs, primarily related to PADCO, since the Consolidation and from promotional spending for the marketing of the PIMCO Funds.

   Occupancy and equipment includes $0.9 million of TAG's costs and increased over 1993 due to facility expansion primarily at Pacific Investment Management.

   Professional fees include costs of outside services for legal, accounting, audit and consultants. The expense for 1994 includes approximately $0.4 million from TAG's operations. The increase in total professional fees over 1993 is largely due to professional services rendered in connection with the Consolidation.

   Equity in income of partnerships represents earnings from Pacific Investment Management's investment in a limited partnership, StocksPLUS, L.P., a pooled investment vehicle whose investment objective is to create returns for clients above the S & P 500 index. The amount earned by Pacific Investment Management will vary from year-to-year and will depend on the relative investment performance of StocksPLUS, L.P.

   Income tax expense represents the current and deferred provision for Federal and state income taxes. Following the Consolidation, PA is organized as a partnership whose income is generally not subject to tax at the partnership entity level. PA does, however, have two corporate subsidiaries that may be subject to Federal and state income taxes.

RESULTS OF OPERATIONS FOR 1993 COMPARED TO 1992

   No revenue or expense of the former TAG operations are included in this comparison.

   Revenues for the year ended December 31, 1993 increased 38% as compared to the year ended December 31, 1992, primarily from assets under management increasing 30.8%. Performance based fees increased from $14 million for the year ended December 31, 1992 to $26.8 million for the year ended December 31, 1993. This increase in performance based fee revenue is directly related to the performance of these accounts exceeding their benchmarks in 1993 as compared to 1992 as well as an increase in the number of performance based accounts.

   Operating expenses increased 41.3% for the year ended December 31, 1993 as compared to the year ended December 31, 1992, primarily from increased employee compensation and benefits resulting from certain profit sharing programs tied to profitability and the addition of staff to support an increased client base and assets under management. Employees increased to 276 at December 31, 1993 from 204 at December 31, 1992. Overall, expenses increased to 79.3% of revenues in 1993 as compared to 77.4% of revenues for the year ended December 31, 1992.

   Income before income tax expense increased 24.8% for the year ended December 31, 1993 as compared to the year ended December 31, 1992 primarily as a result of the factors noted above. The effective tax rate for the year ended 1993 was slightly higher than the expected rate due to the foreign operations of Blairlogie not being included as part of the tax provision calculation.

CAPITAL RESOURCES AND LIQUIDITY

   PA's and its predecessor entities' combined business has not historically been capital intensive. Prior to the Consolidation, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PA will make quarterly profit-sharing payments and distributions to its unitholders. PA may need to finance profit sharing payments using short-term borrowings.

   PA had approximately $55.0 million of cash and cash equivalents at December 31, 1994 compared to approximately $9.3 million at December 31, 1993. The increase in cash was due primarily to the receipt of approximately $20 million of net proceeds raised in a public offering of primary units shortly after the Consolidation and approximately $14.6 million derived from the consolidation of the former TAG businesses acquired. PA's liquidity will be used for general corporate purposes including profit-sharing payments and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PA believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an internal financing source; however, PA has made no formal decision as to the source or necessity of such financing.

PA currently has no long-term debt. The Partnership does expect to obtain a $25 million four-year revolving line of credit for working capital purposes.

ECONOMIC FACTORS

   The general economy including interest rates, inflation and client responses to economic factors will affect, to some degree, the operations of PA. As a significant portion of assets under management are fixed income funds, fluctuations in interest rates could have a material impact on the operations of PA. PA's advisory business is generally not capital intensive and therefore any effect of inflation, other than on interest rates, is not expected to have a significant impact on its operations or financial condition. Client responses to the economy, including decisions as to the amount of assets deposited may also impact the operations of PA. These fluctuations may or may not be recoverable in the pricing of services offered by PA.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------


Index to Financial Statements:

                                                                Page(s)
                                                                -------
PIMCO Advisors L.P.

  Independent Auditors' Report                                      33

  Consolidated Statements of Financial Condition -
    as of December 31, 1994 and 1993                                34

  Consolidated Statements of Operations -
    for each of the years in the three
    years ended December 31, 1994                                   35

  Consolidated Statements of Changes in Owners' Equity -
    for each of the years in the three
    years ended December 31, 1994                                36-37

  Consolidated Statements of Cash Flows -
    for each of the years in the three
    years ended December 31, 1994                                38-39

  Notes to Consolidated Financial Statements                     40-50

                              PIMCO ADVISORS L.P.
                               AND SUBSIDIARIES


             Consolidated Statements of Financial Condition as of
            December 31, 1994 and 1993 and Consolidated Statements
                 of Operations, Changes in Owners' Equity and
        Cash Flows for Each of the Three Years Ended December 31, 1994
                       and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT
----------------------------

PIMCO Advisors L.P. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of PIMCO Advisors L.P. and subsidiaries (the "Partnership") as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in owners' equity, and cash flows for each of the three years ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years ended December 31, 1994, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

New York, New York
February 17, 1995

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------------------------
                                                                               December 31,
ASSETS                                                                     1994           1993
                                                                       -------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                           $55,003,751    $ 9,299,366
  Investment advisory fees receivable:
      Private accounts                                                 19,815,133     32,359,374
      Proprietary Funds                                                 6,454,589      5,561,569
  Distribution and servicing fees receivable                            2,864,886
  Notes receivable                                                      1,002,132        884,900
  Receivable from PIMCO Advisors Funds                                  1,203,358
  Investments in Proprietary Funds                                        663,347      9,739,603
  Other assets - current                                                2,412,884      2,556,978
                                                                     ---------------------------
      Total current assets                                             89,420,080     60,401,790
INVESTMENT IN STOCKSPLUS, L.P.                                          2,094,029      2,083,306
FIXED ASSETS - Net of accumulated depreciation and amortization
   of $1,449,603 and $2,979,464                                         7,898,697      4,804,995
INTANGIBLE ASSETS - Net of accumulated amortization of $5,039,680     279,840,951
OTHER ASSETS - NON CURRENT                                                454,390      3,097,770
                                                                     ---------------------------

TOTAL ASSETS                                                         $379,708,147    $70,387,861
                                                                     ===========================

LIABILITIES AND OWNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                             $  7,190,703    $ 1,052,883
   Commissions payable                                                  4,736,207
   Payable to affiliates                                                5,841,256     17,140,813
   Accrued compensation                                                13,387,340     16,927,412
   Other liabilities - current                                          1,779,444
                                                                     ---------------------------
       Total current liabilities                                       32,934,950     35,121,108
LONG-TERM COMPENSATION                                                    766,155      9,445,418
OTHER LIABILITIES - NON CURRENT                                           478,268
                                                                     ---------------------------
       Total liabilities                                               34,179,373     44,566,526
                                                                     ---------------------------
OWNERS' EQUITY
PARTNERS' CAPITAL:
   General Partner                                                      3,863,283
   Class A Limited Partners                                           248,374,088
   Class B Limited Partners                                           115,177,051
   Unamortized compensation                                           (21,885,648)
                                                                     ---------------------------
       Total Partners' Capital                                        345,528,774
                                                                     ---------------------------
STOCKHOLDER'S EQUITY:
   Common stock - $1 par value; 25,000 shares authorized; 1,000
       shares issued and outstanding                                                       1,000
   Paid-in capital                                                                    10,843,146
   Retained earnings                                                                  14,978,001
   Cumulative foreign currency translation adjustment                                       (812)
                                                                     ---------------------------
       Total Stockholders' Equity                                                     25,821,335
                                                                     ---------------------------

TOTAL LIABILITIES AND OWNERS' EQUITY                                 $379,708,147    $70,387,861
                                                                     ===========================

The accompanying notes are an integral part of these consolidated financial statements.


PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------


                                                                                   For the Years Ended December 31,
                                                                                1994               1993              1992
                                                                           ------------------------------------------------
REVENUES:
  Investment advisory fees:
      Private accounts                                                     $128,069,527       $119,089,826      $ 95,450,737
      Proprietary Funds                                                      47,666,728         46,766,660        24,704,544
  Distribution and servicing fees                                             4,288,702
  Other                                                                         238,208
                                                                           -------------------------------------------------
      Total revenues                                                        180,263,165        165,856,486       120,155,281
                                                                           -------------------------------------------------
EXPENSES:
  Compensation and benefits                                                 117,197,986        115,048,366        81,302,967
  Commissions                                                                 2,877,497
  Restricted Unit and                                                         1,162,143
   Option Plans
  Marketing and promotional                                                   6,594,546          4,465,048         3,001,952
  Occupancy and equipment                                                     4,342,777          3,029,686         2,472,455
  General and                                                                 5,842,962          3,524,943         3,195,811
   administrative
  Insurance                                                                   1,118,651            664,899           603,870
  Professional fees                                                           3,899,758          2,245,446         1,588,309
  Amortization of                                                             5,039,680
   intangible assets
  Other                                                                       3,345,535          2,468,280           845,696
                                                                           -------------------------------------------------
      Total expenses                                                        151,421,535        131,446,668        93,011,060
                                                                           -------------------------------------------------

NET OPERATING INCOME                                                         28,841,630         34,409,818        27,144,221

EQUITY IN INCOME OF STOCKSPLUS, L.P.                                             10,722            768,327           432,011
OTHER INCOME, NET                                                             1,072,221             95,421           682,699
                                                                           -------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                                             29,924,573         35,273,566        28,258,931
INCOME TAX EXPENSE                                                           10,669,295         15,556,248        11,405,159
                                                                           -------------------------------------------------
NET INCOME                                                                 $ 19,255,278       $ 19,717,318      $ 16,853,772
                                                                           =================================================

Net income allocated to:
    General Partner                                                        $     97,522
    Class A Limited Partnership Units                                         4,878,336
    Class B Limited Partnership Units                                         1,128,234

    Pre-Consolidation                                                        13,151,186
                                                                           ------------
        Total                                                              $ 19,255,278
                                                                           ============

Net income per Unit (Post-Consolidation):
    Net income per General Partner and
        Class A Limited Partnership Unit                                   $       0.12
                                                                           ============
    Net income per Class B Limited Partnership Unit                        $       0.03
                                                                           ============

The accompanying notes are an integral part of these consolidated financial statements.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY
================================================================================

                                                                                                                    Foreign
                                                   Common Stock                     Paid-in        Retained         Currency
                                                   ------------
                                               Shares         Amount                Capital        Earnings        Translation
                                         -------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1992                          1,000        $1,000          $  8,093,146     $ 13,514,923              $0

Net Income                                                                                         16,853,772

Dividends                                                                                         (12,950,000)

Translation adjustment                                                                                                 (9,564)
                                         -------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1992                        1,000         1,000             8,093,146       17,418,695          (9,564)

Net Income                                                                                         19,717,318

Capital contribution                                                               2,750,000

Dividends                                                                                         (22,158,012)

Translation adjustment                                                                                                  8,752
                                         -------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1993                        1,000         1,000            10,843,146       14,978,001            (812)

Net Income                                                                                         13,151,186

PFAMCo Group capital
 contributions                                                                     7,775,000

Dividends                                                                                          (9,200,000)

Translation adjustment                                                                                                (50,427)

Deemed dividends, net                                                             (6,559,420)      (8,625,011)

Conversion to partnership                         (1,000)       (1,000)          (12,058,726)     (10,304,176)         51,239

TAG contributed capital

Goodwill from acquisition

Proceeds from Primary
 Offering

Amended Option Plan grants
 (total award)

Restricted Unit Plan
 grants (total award)

Vesting of options and
 restricted units
                                         -------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1994                            0            $0                    $0               $0              $0
                                         ===========================================================================================

                                   Continued

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS' EQUITY, CONTINUED

                                General Partner    Class A Limited Partners   Class B Limited Partners  Unamortized       Total
                                ---------------    ------------------------   ------------------------
                                Units     Amount    Units        Amount       Units        Amount       Compensation  Owners' Equity
                            --------------------------------------------------------------------------------------------------------
BALANCES JANUARY 1, 1992                                                                                                $21,609,069

Net income                                                                                                               16,853,772

Dividends                                                                                                               (12,950,000)

Translation adjustment                                                                                                       (9,564)
                            --------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1992                                                                                              25,503,277

Net income                                                                                                               19,717,318

Capital contribution                                                                                                      2,750,000

Dividends                                                                                                               (22,158,012)

Translation adjustment                                                                                                        8,752
                            --------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1993                                                                                              25,821,335

Net income                                 $97,522               $ 4,878,336               $ 1,128,234                   19,255,278

PFAMCo Group capital                                                                                                      7,775,000
 contributions

Dividends                                                                                                                (9,200,000)

Translation adjustment                                                                                                      (50,427)

Deemed dividend, net                                                                                                    (15,184,431)

Conversion to partnership       800,000    318,182  23,775,000    13,088,231  24,575,000     8,906,250                            0

TAG contributed capital                             14,918,155     9,644,238   8,260,826     1,990,739                   11,634,977

Goodwill from acquisition                3,447,579               167,285,821               101,459,864                  272,193,264

Proceeds from Primary                                1,200,000    19,972,951                                             19,972,951
 Offering

Amended Option Plan grants                                        31,135,761                             ($18,987,077)   12,148,684
 (total award)

Restricted Unit Plan                                   125,000     2,368,750     125,000     1,691,964     (4,060,714)            0
 grants (total award)

Vesting of options and                                                                                      1,162,143     1,162,143
 restricted units
                            --------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994     800,000 $3,863,283  40,018,155  $248,374,088  32,960,826  $115,177,051   ($21,885,648) $345,528,774
                            ========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------


                                                                                          For the Years Ended  December 31,
                                                                                      1994            1993             1992
                                                                                  ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:


Net income                                                                        $19,255,278     $19,717,318      $16,853,772
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation and  amortization                                                  6,339,107       1,015,505          795,286
    Deferred income taxes                                                             804,116      (2,618,074)          77,434
    Amortization of compensation plan                                                 663,697         789,504          235,119
    Restricted Unit and Option Plans                                                1,162,143
    Unrealized gain on investments                                                   (135,376)
    Equity in income of StocksPLUS, L.P.                                              (10,722)       (768,327)        (432,011)
    Change in operating assets and liabilities:
        Change in fees receivable                                                   7,919,554      (8,665,092)      (3,217,979)
        Change in receivable from PIMCO Advisors Funds                               (618,123)
        Change in other assets                                                    (10,838,869)     (1,289,466)        (457,897)
        Change in accounts payable and accrued expenses                              (660,816)        745,956          250,713
        Change in commissions payable                                               2,413,750
        Change in accrued compensation                                              8,423,141       8,578,026        6,066,547
        Change in other liabilities                                                  (649,686)
        Change in payable to affiliates                                            (6,877,311)      7,082,815       (8,823,227)
        Other                                                                      (1,337,755)       (968,414)      (2,038,398)
                                                                                ----------------------------------------------
Net cash flow provided by operating activities                                     25,852,128      23,619,751        9,309,359
                                                                                ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Proprietary Funds                                                (52,601,192)    (61,435,120)     (36,602,692)
  Proceeds from sales of investments in Proprietary Funds                          62,247,248      58,696,333       38,382,765
  Return of investment in StocksPLUS, L.P.                                                          6,500,000
  Investment in  StocksPLUS, L.P.                                                                  (2,589,000)      (1,700,000)
  Cash of acquired entities                                                        14,698,855
  Proceeds from sale of fixed assets                                                                   26,500           22,485
  Purchase of fixed assets                                                         (1,826,800)     (2,177,741)        (643,870)
  Notes receivable payments (advances)                                               (117,232)        543,484         (608,167)
                                                                                ----------------------------------------------
Net cash provided by (used in) investing  activities                               22,400,879        (435,544)      (1,149,479)
                                                                                ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable                                                                                         (3,000,000)
  Proceeds from primary offering                                                   19,972,951
  Dividends                                                                       (22,521,573)    (14,900,000)     (12,800,000)
                                                                                ----------------------------------------------
Net cash used in financing activities                                              (2,548,622)    (14,900,000)     (15,800,000)
                                                                                ----------------------------------------------

NET INCREASE(DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                45,704,385       8,284,207       (7,640,120)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        9,299,366       1,015,159        8,655,279
                                                                                ----------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                            $55,003,751     $ 9,299,366      $ 1,015,159
                                                                                ==============================================

                                   Continued

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       For the Years Ended December 31,
                                                                                    1994            1993             1992
                                                                                ----------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING
ACTIVITIES:
  Increase in other assets and other liabilities relating to
      subsidiaries' long-term incentive plan                                                    $ 1,117,433       $ 1,645,833
                                                                                ==============================================

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:
  Reduction of payable to affiliates by capital contribution                    $ 7,775,000     $ 2,750,000
                                                                                ==============================================
  Deemed dividend                                                               $ 1,862,858
                                                                                ==============================================

SUPPLEMENTAL DISCLOSURES:
  Income taxes paid                                                             $15,004,148     $18,612,861       $ 9,369,929
                                                                                ==============================================
  Interest paid                                                                 $   209,171     $   161,623       $    15,833
                                                                                ==============================================

  Fair value of non-cash assets acquired                                        $27,995,376
                                                                                ==============================================
  Liabilities assumed                                                           $24,642,727
                                                                                ==============================================

  Non-cash assets excluded from the Consolidation                               $46,431,262
                                                                                ==============================================
  Liabilities transferred excluded from the Consolidation                       $31,748,537
                                                                                ==============================================

The accompanying notes are an integral part of these consolidated financial statements.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BUSINESS

     PIMCO Advisors L.P. ("PA") is a registered investment advisor that provides a broad array of investment management and advisory services to institutional and retail mutual funds and to separate accounts of institutional clients.

     PA was formed on November 15, 1994, when Pacific Financial Asset Management Group ("PFAMCo Group") merged (the "Consolidation") certain of its investment management businesses and substantially all of its assets into Thomson Advisory Group L.P. ("TAG"). The PFAMCo Group comprised Pacific Financial Asset Management Corporation ("PFAMCo"), a wholly-owned subsidiary of Pacific Mutual Life Insurance Company ("Pacific Mutual"), and certain of PFAMCo's wholly-owned investment management subsidiaries. The businesses of PFAMCo Group contributed to PA were then contributed to newly formed subsidiaries of PA.

     For the period after the Consolidation, the accompanying consolidated financial statements include the accounts of PA and its subsidiaries. The investment advisor subsidiaries included in these consolidated financial statements are as follows:

        . Pacific Investment Management Company ("Pacific Investment Management") manages a variety of predominantly fixed income portfolios primarily for institutions and mutual funds;

        . Columbus Circle Investors ("CCI") manages primarily equity securities using a positive momentum/positive surprise approach, principally for institutions and mutual funds;

        . Cadence Capital Management ("Cadence") specializes in disciplined, growth-oriented management of equity securities primarily for institutions and mutual funds;

        . Parametric Portfolio Associates ("Parametric") specializes in highly quantitative management of domestic and international equity portfolios primarily for institutions and mutual funds;

        . NFJ Investment Group ("NFJ") is a value-oriented manager of equity securities primarily for institutions and mutual funds; and

        . Blairlogie Capital Management ("Blairlogie") specializes in international equity securities from its office in Edinburgh, Scotland primarily for institutions and mutual funds.

     The investment advisor subsidiaries are supported by additional incorporated subsidiaries:

        . PIMCO Advisors Distribution Company ("PADCO") serves as the distributor of institutional and retail mutual funds (the "Proprietary Funds") for which PA and the investment advisor subsidiaries provide investment management and administrative services; and

        . StocksPLUS Management, Inc. ("StocksPLUS"), a wholly-owned subsidiary of Pacific Investment Management, owns approximately 0.2 percent interest in, and is the general partner of StocksPLUS, L.P. (Note 13).

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Pacific Investment Management, CCI, Cadence, Parametric, NFJ and Blairlogie are registered investment advisors. PADCO is a registered broker/dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc.

     Institutional mutual funds managed consist of the PIMCO Funds (the "PIMCO Funds") and the PIMCO Advisors Institutional Funds, formerly the PFAMCo Funds, both of which are open-end investment management companies. The PIMCO Funds include 12 predominantly fixed income funds. The PIMCO Advisors Institutional Funds are a series of 18 equity and fixed income funds. The retail mutual funds managed consist of 14 funds included within two open-end investment management companies, the PIMCO Advisors Funds ("PAF"), formerly the Thomson Funds, and the Cash Accumulation Trust ("CAT").

     The accompanying financial statements for the period prior to the Consolidation include the accounts of PFAMCo and its wholly-owned subsidiaries, reflected on a combined basis.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a. Cash and Short-Term Investments - PA invests certain cash balances in money market funds. At December 31, 1994, this investment was approximately $41,000,000, of which approximately $32,000,000 is invested in the National Money Market Fund of CAT. At December 31, 1993, approximately $2,514,000 was invested in money market funds. Management considers investments in money market funds to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. These investments are carried at cost, which approximates market.

     b. Investment Advisory Fees - PA records investment advisory fees on an accrual basis. Investment advisory fees receivable for private and separate accounts consist primarily of accounts billed on a quarterly basis. Private accounts may also generate a fee based on investment performance, which is recorded as income when earned and not subject to forfeiture. Investment advisory fees for the Proprietary Funds are received monthly.

     c. Depreciation and Amortization - Office equipment, furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives, generally five years. Automobiles are depreciated on a straight-line basis over their estimated lives, generally three years. Leasehold improvements are amortized on a straight-line basis over the remaining terms of the related leases or the useful lives of such improvements, whichever is shorter.

     d. Income Taxes - Subsequent to the Consolidation, PA and its subsidiaries are predominantly partnerships and, as a result, are generally not subject to Federal or state income taxes. PA is subject to an unincorporated business tax in a certain jurisdiction in which it operates. All partners of PA are responsible for taxes, if any, on their proportionate share of PA's taxable income.

          PADCO and StocksPLUS are subject to Federal and state income taxes and file separate tax returns and account for income taxes under Statement of Financial Accounting Standards No. 109.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     e. Investments - The investments in Proprietary Funds as of December 31, 1994 represent primarily investments in PAF and CAT. The investments are carried at market value in accordance with SFAS No. 115. The investments in Proprietary Funds as of December 31, 1993 are primarily invested in the PIMCO Funds with a short-term duration objective and are carried primarily at the lower of cost or market value. Cost approximated market value as of December 31, 1993.

     f. Foreign Currency Translation - The assets and liabilities of Blairlogie, PFAMCo UK Limited and Blairlogie's predecessor Company have been translated into U.S. dollars at the current rate of exchange existing at year-end. Revenues and expenses were translated at the average of the monthly exchange rates then in effect.

     g. Net Income Allocation - Net income is allocated in accordance with the Amended and Restated Agreement of Limited Partnership of PA. Net income is allocated among unit holders in the same proportions as cash distributions. PA's cash distribution policy provides for a first priority distribution to General Partner and Class A Limited Partnership units followed by a second priority distribution to Class B Limited Partnership units. During the period from the Consolidation through December 31, 1994, the second priority distribution was less than the first priority distribution.

     h. Earnings per Unit - Earnings per unit are computed based on the weighted average number of units outstanding, assuming the exercise of dilutive unit options. Proceeds from the exercise of such unit options are assumed to be used to repurchase outstanding Limited Partnership units under the treasury stock method.

          The weighted average number of units used to compute earnings per unit was as follows:

               General Partner and Class A Limited Partnership Units  41,802,420
               Class B Limited Partnership Units                      32,960,826

     i. Other - Certain items have been reclassified to conform with the current year presentation. All significant intercompany items have been eliminated in the accompanying consolidated financial statements.

3.   INTANGIBLE ASSETS

     For accounting purposes, the Consolidation between PFAMCo Group and TAG is treated as a purchase and recapitalization of TAG by PFAMCo Group, or a "reverse acquisition." Intangible assets of approximately $284.9 million represent the excess of the purchase price over the fair value of the net tangible assets of TAG deemed acquired in the Consolidation. A portion of the intangible assets represents the value assigned to PA's Master Limited Partnership ("MLP") structure. Under current Internal Revenue Code guidelines, an MLP is exempt from Federal and most state and local income taxes through December 31, 1997. The value attributed to the MLP structure will be amortized over the period ending December 31, 1997. The remainder will be amortized on a straight-line basis over its estimated life of twenty years. During the year ended December 31, 1994, approximately
     $5.0 million of amortization has been charged to expense.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   PRO FORMA RESULTS (UNAUDITED)
     The following represents the unaudited pro forma results of operations as if the Consolidation discussed in Note 1 had occurred on January 1, 1993, except for the period from November 15, 1994 through December 31, 1994 which reflects actual results. The pro forma operating results give effect to:

          (a)  The Consolidation of PFAMCo Group and TAG;
          (b)  The amendment of existing options under TAG's 1993 Unit Option
               Plan;
          (c)  The adoption of the Class B Limited Partnership Unit Option Plan;
          (d) The contribution of PADCO to PA in exchange for Class A Limited Partnership Units; and
          (e) Certain transactions effected by PFAMCo Group and TAG in connection with the Consolidation, primarily related to the intangible amortization and profit sharing.


                                                      Year Ended December 31,
                                                          1994         1993
                                        -------------------------------------
                                      (Amounts in thousands, except per unit amounts)

     Revenues:
      Investment advisory                               $231,475     $222,366
      PADCO                                               37,629       33,130
                                                        ---------------------
                                                         269,104      255,496
                                                        ---------------------
     Expenses:
      Investment advisory                                137,246      124,758
      PADCO                                               36,435       32,487
      Amortization of intangibles,
       options and restricted units                       40,713       40,713
                                                        ---------------------
                                                         214,394      197,958
                                                        ---------------------
     Net income                                         $ 54,710     $ 57,538
                                                        =====================
     Net income per General Partner
      and Class A Limited Partnership Unit              $   1.08     $   1.10
                                                        =====================
     Net income per Class B Limited Partnership Unit    $   0.28     $   0.34
                                                        =====================

The pro forma information above is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   NOTES RECEIVABLE

     Pacific Investment Management has granted loans to certain employees as part of programs designed to ensure the long-term retention of those employees. These loans are primarily non-interest bearing and are generally due within one year of issuance.

6.   FIXED ASSETS

     The major classifications of fixed assets are as follows:

                                                           As of December 31,
                                                           1994        1993
                                                        ----------------------
      Office equipment, furniture and fixtures          $6,213,334  $5,995,811
      Automobiles                                          859,158   1,125,686
      Leasehold improvements                             2,275,808     662,962
                                                        ----------------------
      Total fixed assets                                 9,348,300   7,784,459
      Less accumulated depreciation and amortization     1,449,603   2,979,464
                                                        ----------------------
      Fixed assets, net                                 $7,898,697  $4,804,995
                                                        ======================

     Fixed assets of certain of the subsidiaries were revalued at their estimated fair market values in connection with the Consolidation.

7.   INCOME TAXES

     Prior to the Consolidation, PFAMCo's operations and those of its domestic subsidiaries were included in the combined domestic Federal income tax returns of Pacific Mutual. PFAMCo's operations and its domestic subsidiaries were included in the combined California franchise tax return of Pacific Financial Holding Company ("PFHC"), the parent of PFAMCo. Certain subsidiaries filed separate state income or franchise tax returns. PFAMCo and its domestic subsidiaries were allocated an expense or a benefit based principally on the effect of including their operations in the combined provision as if the companies filed a separate return in accordance with a tax sharing agreement between PFAMCo and PFHC.

     Included on the accompanying Consolidated Statements of Financial Condition as "other assets" are deferred tax assets (liabilities) as of December 31, 1993 related to the following components:

                       State taxes                      $1,077,050
                       Deferred compensation             2,224,655
                       Depreciation                       (239,049)
                                                        ----------
                       Net deferred tax asset            3,062,656
                       Less current portion              1,468,791
                                                        ----------
                       Long-term portion                $1,593,865
                                                        ==========

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The provision for income taxes prior to the Consolidation was as follows:


                                                       Period Ended   Year Ended     Year Ended
                                                       November 15,  December 31,   December 31,
                                                           1994          1993           1992
                                                      -----------------------------------------

     Current expense:
       State                                           $ 2,140,509   $ 3,752,595    $ 2,096,046
       Federal                                           7,705,429    14,421,727      9,231,679
     Deferred expense (benefit):
       State                                               156,960      (391,741)
       Federal                                             647,147    (2,226,333)        77,434
                                                       ----------------------------------------
                                                       $10,650,045   $15,556,248    $11,405,159
                                                       ========================================

     Reconciliations of the statutory federal income tax rates to the effective income tax rates prior to the Consolidation are as follows:


                                                      Period Ended    Year Ended     Year Ended
                                                      November 15,   December 31,   December 31,
                                                          1994           1993           1992
                                                      ------------------------------------------
     Statutory federal income tax rate applied to
       income before federal income taxes                    35.0%          35.0%          34.0%

     State taxes, net of federal benefit                      6.1            6.0            5.9
     Foreign operations                                       3.1            1.9            0.3
     Other                                                    0.5            1.2            0.2
                                                      ------------------------------------------
     Effective income tax rate                               44.7%          44.1%          40.4%
                                                      ==========================================

     After the Consolidation, PA incurred a tax liability of $19,250 principally related to the activities of a corporate subsidiary.

8.   RELATED-PARTY TRANSACTIONS

     As of December 31, 1994, the payable to affiliates includes cash received by PA and several of the subsidiaries for advisory fees which pre-dated the Consolidation. This amount is payable to affiliates of Pacific Mutual.

     Prior to the Consolidation, PFAMCo and a subsidiary had credit agreements with PFHC, which provided for borrowings up to $40,000,000. The outstanding balance incurred a rate of interest as defined in the agreement. As of December 31, 1993, the applicable interest rate averaged 3.5% on outstanding borrowings of $18,000,000 which were included in payable to affiliates in the accompanying Consolidated Statements of Financial Condition.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Pacific Mutual provided certain support services to PFAMCo Group prior to the Consolidation. Services for certain of PFAMCo Group's employees include participation in a pension plan maintained by Pacific Mutual (Note
     9f). Charges for support services, including pension plan participation, amounted to approximately $2,335,000, $2,272,000 and $2,158,000 for the period ended November 15, 1994 and the years ended December 31, 1993 and 1992, respectively.

     Dividends declared of $7,258,012 for the year ended December 31, 1993 were satisfied through a reduction in intercompany accounts.

9.   BENEFIT PLANS

     a. Profit Sharing and Incentive Programs - PA and its subsidiaries have several profit sharing and incentive programs that compensate participants on the basis of profitability and discretionary bonuses. Compensation under these programs was approximately $10,091,000 for the period from the Consolidation through December 31, 1994.

          Prior to the Consolidation, PFAMCo Group had nonqualified profit sharing plans (the "Profit Sharing Plans") covering certain key employees and other employees. The Profit Sharing Plans provided for awards based on the profitability of the respective subsidiary. Such profitability was primarily based on income before income taxes and before profit sharing. The awards ranged from 40% to 80% of such amounts depending on the level of profitability. Profit sharing awards were fully vested at the date of the Consolidation. Profit sharing expense relating to the Profit Sharing Plans of approximately $68,387,000, $86,286,000 and $60,711,900 are included in compensation and benefits in the accompanying Consolidated Statements of Operations for the period ended November 15, 1994 and the years ended December 31, 1993 and 1992, respectively.

     b. Long-Term Compensation - Long-term compensation includes amounts payable to certain officers of a subsidiary in connection with the discretionary bonuses discussed above. The amounts payable will be paid on specified dates and are subject to cancellation upon the occurrence of certain events.

          In addition, certain key employees of the PFAMCo subsidiaries participated in Long-Term Incentive Plans that provided compensation under the Profit Sharing Plans for a specified period of time subsequent to their termination of employment. These plans were terminated as of the Consolidation.

     c. Savings and Investment Plans - PA and its subsidiaries have several defined contribution employee benefit plans covering substantially all employees. PA and Pacific Investment Management are the sponsors of certain defined contribution employee savings and investment plans. The plans qualify under Section 401(k) of the Internal Revenue Code and allow eligible employees of PA and certain of its subsidiaries, to contribute up to ten percent of their annual compensation as defined, and subject to a maximum dollar amount determined from time to time by the Internal Revenue Service. Employees are generally eligible following the later of attainment of age 21 or the completion of one year of credited service. For 1994, PA and certain of its subsidiaries, matched and contributed an amount equal to one half of the first six percent of annual compensation, subject to Internal Revenue Service limits, contributed by the employees. In addition, PA and certain of its subsidiaries, elected to make a discretionary contribution to all participants. Contributions fully vest to employees after five years of credited service. For 1994, the amount contributed by PA and certain of its subsidiaries was approximately $50,000.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          Pacific Investment Management has several defined contribution employee benefit plans covering substantially all of its employees and made contributions to the plans ranging from five percent to eleven percent of covered individuals' base compensation.

     d. Restricted Unit Plan - PA adopted a restricted unit plan for the benefit of certain key employees. A total of 125,000 Class A Limited Partnership Units and 125,000 Class B Limited Partnership Units have been awarded under the plan. The units vest over a five- year period. There are no additional units available for grants under the plan. The expense under this plan was approximately $101,000 during 1994.

     e. Unit Option Plans - PA has two unit option plans which grant options to key employees of PA and its subsidiaries. The unit option plans are administered by the Unit Incentive Committee of the Equity Board of PA, which determines the key employees and the terms of the options to be granted. The outstanding options vest over a period of not more than five years and are generally exercisable after January 1, 1998.

     A Summary of Unit Option activity is as follows:

                                                             Option Price
                                               Units        Range per Unit
                                             ---------      --------------
     Outstanding, January 1, 1994                -                 -
     Granted:
        Class A Limited Partnership Units    2,442,130      $2.425 - $4.85
        Class B Limited Partnership Units    5,297,000          $13.53
     Canceled                                    -                 -
     Exercised                                   -                 -
                                             ---------
     Outstanding, December 31, 1994          7,739,130      $2.425 - $13.53
                                             =========

     Exercisable:
        Class A Limited Partnership Units      572,222           $2.425
        Class B Limited Partnership Units        -                 -
                                             ---------
     Exercisable, December 31, 1994            572,222           $2.425
                                             =========

     At December 31, 1994, 303,000 Class B Limited Partnership unit options were available for future grants. The expense under the option plans was approximately $1,061,000 during 1994.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     f. Other Benefit Plans - Certain of PFAMCo Group's eligible employees were included in a Pacific Mutual sponsored defined benefit pension plan, and healthcare and life insurance plans that provide post-retirement benefits. PFAMCo Group was charged an immaterial amount by Pacific Mutual for these plans prior to the Consolidation. Upon completion of the Consolidation, PA will not bear any expense associated with these plans.

10.  COMMITMENTS

     a. Lease Agreements - PA and its subsidiaries lease office space and certain office equipment under noncancelable leases with terms in excess of one year. Future minimum payments are as follows:

                   Year Ended
                  December 31,
                  ------------
                      1995               $ 3,020,795
                      1996                 2,968,545
                      1997                 2,849,157
                      1998                 1,759,144
                      1999                 1,194,939
                   Thereafter              1,251,911
                                         -----------
                     Total               $13,044,491
                                         ===========

          Rent expense in connection with these agreements was approximately $2,379,000, $1,476,000 and $1,261,000 for the years ended December 31,
          1994, 1993, and 1992, respectively.

     b. Letter of Credit - PA is contingently liable for a letter of credit in the amount of $738,548 related to PA's membership in a captive insurance program.

11.  SEGMENT INFORMATION

     PA operates in one industry segment, that of investment management services.

12.  NET CAPITAL

     PADCO is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1994, PADCO had net capital of $1,736,811, which was $1,156,876 in excess of its required net capital of $579,935. PADCO's net capital ratio was
     5.01 to 1.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.  INVESTMENT IN STOCKSPLUS, L.P.

     StocksPLUS accounts for its investment in StocksPLUS, L.P. under the equity method because StocksPLUS is the general partner in, and exercises significant influence over the operating and financial policies of StocksPLUS, L.P. (Note 1). The underlying investments of StocksPLUS, L.P. are carried at market value. The effect of such accounting does not have a material effect on PA's consolidated financial statements. StocksPLUS, L.P. has made its investments with the intent to have its performance equivalent to the S&P 500 Index.

     StocksPLUS has mitigated the effects of its pro rata investment in StocksPLUS, L.P.'s investments through the use of short futures positions. Gains and losses related to these positions are settled daily. Included in "other assets - current" in the accompanying Consolidated Statements of Financial Condition are securities which are used as necessary for deposits made in connection with the futures positions and are recorded at market value. The notional amounts of the contracts do not necessarily represent future cash requirements, as the contracts are intended to be closed prior to their expiration. As of December 31, 1994 and 1993, the notional amounts of futures contracts approximated $2,076,000 and $5,370,000, respectively.

     Condensed financial information for StocksPLUS, L.P. is as follows:


                                                                   As of December 31,
     Summary of Financial Condition:                              1994            1993
     -------------------------------                         ----------------------------
        Assets:
          Investments - at market value                      $1,122,510,000   $931,764,000
          Other assets                                           10,576,000     16,362,000
                                                             --------------   ------------
              Total assets                                   $1,133,086,000   $948,126,000
                                                             ==============   ============

        Liabilities and Partners' Capital:
          Liabilities                                        $   68,867,000   $ 50,463,000
          StocksPLUS' Partner Capital                             2,094,000      2,083,000
          Limited Partners' Capital                           1,062,125,000    895,580,000
                                                             --------------   ------------
              Total liabilities and partners' capital        $1,133,086,000   $948,126,000
                                                             ==============   ============
                                                                 For the Year Ended December 31,
     Summary of Operations:                                    1994             1993           1992
     ----------------------                             ---------------------------------------------
        Net trading gains (losses) on futures             ($30,291,000)  $   43,074,000   $ 19,931,000
        Net loss in market value of securities             (21,278,000)      (1,401,000)    (1,724,000)
        Interest income                                     58,383,000       43,320,000     27,079,000
        Fees and commissions                                  (878,000)      (3,299,000)    (2,261,000)
                                                          ---------------------------------------------
        Net income                                        $  5,936,000   $   81,694,000   $ 43,025,000
                                                          =============================================

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results for the periods indicated were as follows:


                                                                         Three Months Ended
                                                        -----------------------------------------------------
                                                        March 31,    June 30,     September 30,  December 31,
                                                          1994         1994           1994           1994
                                                        -----------------------------------------------------
     Revenues                                           $43,502,000  $40,522,000  $40,556,000    $55,683,000
     Expenses                                            34,624,000   33,697,000   33,639,000     48,379,000
                                                        ----------------------------------------------------
     Net income before taxes                              8,878,000    6,825,000    6,917,000      7,304,000
     Income tax expense                                   3,894,000    2,969,000    2,938,000        868,000
                                                        ----------------------------------------------------
     Net income                                         $ 4,984,000  $ 3,856,000  $ 3,979,000    $ 6,436,000
                                                        ====================================================

        Net income per General Partner
            and Class A Limited Partnership Unit*                                                $   0.12
                                                                                                 ===========
        Net income per Class B Limited Partnership Unit*                                         $   0.03
                                                                                                 ===========

     Market price per Class A Limited Partnership Unit*:
        Low                                                                                      $  16  1/4
        High                                                                                     $  17  3/4

      *  Information is for the period following the Consolidation.

                                                                     Three Months Ended
                                                    -------------------------------------------------------
                                                    March 31,      June 30,       September 30, December 31,
                                                      1993           1993           1993          1993
                                                    -------------------------------------------------------
     Revenues                                       $34,180,000    $38,952,000    $44,849,000   $47,875,000
     Expenses                                        26,067,000     30,590,000     34,789,000    39,137,000
                                                    -------------------------------------------------------
     Net income before taxes                          8,113,000      8,362,000     10,060,000     8,738,000
     Income tax expense                               3,393,000      3,758,000      4,234,000     4,171,000
                                                    -------------------------------------------------------
     Net income                                     $ 4,720,000    $ 4,604,000    $ 5,826,000   $ 4,567,000
                                                    =======================================================

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         On December 15, 1994, the Operating Committee of the Operating Board of the Partnership, with the consent of the Audit Committee of the Equity Board of the Partnership, appointed the firm of Deloitte & Touche LLP as the Partnership's auditor, to replace the firm of Coopers & Lybrand L.L.P., which served in that position until it was dismissed in connection with the appointment of Deloitte & Touche LLP.

         The change in auditors was made by the Partnership as a result of the Consolidation, which occurred November 15, 1994. As reported above, in the Consolidation, the businesses of the Partnership were consolidated with the principal businesses of PFAMCo and certain of its subsidiaries. The firm of Deloitte & Touche LLP had served as auditors of the PFAMCo businesses, which after the Consolidation comprised the majority of the Partnership's operations. Accordingly, the Partnership believed it to be appropriate that Deloitte & Touche LLP serve as auditor for the Partnership.

         The change in auditors did not arise from any disagreement during the Partnership's two most recent fiscal years and the subsequent interim period up to December 15, 1994 with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of the disagreement in any of its reports. The financial statements prepared by Coopers & Lybrand L.L.P. for 1992 and 1993 have not contained an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------


                                  MANAGEMENT

GENERAL

         The Partnership carries on its combined businesses (i) directly through the Partnership with respect to the Partnership's administrative, accounting and legal functions, its retail mutual fund business and certain mutual fund businesses and distribution activities of the PIMCO Advisors Institutional Funds and (ii) through six largely autonomous Investment Management Firms which carry on the respective businesses of PIMCO, CCI, Cadence, Parametric, NFJ and Blairlogie.


PARTNERSHIP

         Pursuant to the terms of the Partnership Agreement, the General Partner has delegated substantially all of the management and control of the Partnership to two management boards, the Operating Board and the Equity Board. For Partnership governance purposes, the Operating Board and the Equity Board are intended to function comparably to a board of directors of the Partnership. Under the terms of the Partnership Agreement, governance matters are allocated generally to the Operating Board, which has, in turn, delegated the authority to manage day-to-day operations and policies of the Partnership to the Operating Committee. Accordingly, the members of the Operating Committee, together with certain other officers of the Partnership, fulfill the functions of executive officers of the Partnership.

         The members of the Operating Board and the Operating Committee are as set forth below:

           Name                             Age                      Positions
           ----                             ---                      ---------
David B. Breed                               47    Chief Executive Officer, and Managing
                                                   Director of Cadence
Donald A. Chiboucas                          50    President and Managing Director of CCI
William D. Cvengros(1)                       46    President and Chief Executive Officer of the Partnership
William H. Gross                             50    Managing Director of PIMCO
Brent R. Harris                              35    Managing Director of PIMCO
Dean S. Meiling                              46    Managing Director of PIMCO
James F. Muzzy                               55    Managing Director of PIMCO
Daniel S. Pickett                            31    Managing Director of CCI
William F. Podlich, III                      50    Managing Director of PIMCO
William C. Powers                            37    Managing Director of PIMCO
Irwin F. Smith(1)                            55    Chief Executive Officer and Managing Director of CCI
William S. Thompson, Jr.(Chair)(1)           49    Chief Executive Officer and Managing Director of PIMCO

_____________


(1)  Member of Operating Committee.


         Until the earlier of December 31, 1997 or a Restructuring, the Operating Board is required to be composed of the Chief Executive Officer of PIMCO, six other persons designated by the Managing Directors of PIMCO, three persons designated by the Managing Directors of CCI, one person selected by the vote of the Managing Directors of Cadence, NFJ, Parametric and Blairlogie weighted by the contribution of Cadence, NFJ, Parametric and Blairlogie to the income of the Partnership, and the Chief Executive Officer of the Partnership, who serves ex officio. Thereafter, the Operating Board will consist of at least 11 members designated by the Investment Management Firms in accordance with their relative contributions to the income of the Partnership and may include additional members.

         The Operating Committee, which is appointed by the Operating Board, is required to be composed of no fewer than three members, including the Chief Executive Officer of the Partnership and one member who is a Managing Director of an Investment Management Firm other than PIMCO. The management board of an Investment Management Firm may appeal any decision made by the Operating Committee which may have a material adverse effect on such Investment Management Firm to the full Operating Board which, after any such appeal, will have the sole power and authority (subject to the referral to the Equity Board in certain circumstances) with respect to the resolution of such matter.

         The authority of the Operating Board and the Operating Committee to take certain specified actions is subject to the approval of an Equity Board. The Equity Board has jurisdiction over any decision of the Operating Board with which three members of the Operating Board disagree and which is expected to have a material adverse effect on an Investment Management Firm. In addition, the Equity Board's approval is required for certain material transactions, including amendment of the Partnership Agreement or the partnership agreement of an Investment Management Firm, incurring large amounts of debt or making significant investments, making certain material changes in the business of the Partnership or of an Investment Management Firm or material acquisitions or dispositions by the Partnership or an Investment Management Firm, the authorization of additional Units, the selection of the Chief Executive Officer of the Partnership, the removal of any Managing Director of an Investment Management Firm (to the extent such approval is required by the Investment Management Firm), declaring distributions on Units, material transactions with affiliates, any increase in the compensation of a Managing Director of an Investment Management Firm, and the adoption of any policy or any action by one Investment Management Firm that materially burdens another.

      The members of the Equity Board are as set forth below:

           Name              Age                    Positions
           ----              ---                    ---------
Walter E. Auch, Sr.           73  Independent Member
William D. Cvengros           46  President and Chief Executive Officer of the Partnership
Walter B. Gerken (Chair)      72  Chairman of the Executive Committee and Director of Pacific
                                     Mutual
William H. Gross              50  Managing Director of PIMCO
Donald R. Kurtz               64  Independent Member
James F. McIntosh             54  Independent Member
Donald K. Miller              63  Chairman of Greylock Financial Inc.
William F. Podlich, III       50  Managing Director of PIMCO
Glenn S. Schafer              45  President and Director of Pacific Mutual and Chief Financial
                                     Officer of PFAMCo
Irwin F. Smith                55  Chief Executive Officer and Managing Director of CCI
Thomas C. Sutton              52  Chairman and Chief Executive Officer of Pacific Mutual
William S. Thompson, Jr.      49  Chief Executive Officer and Managing Director of PIMCO;
                                     Chairman of Operating Board

         Until the earlier of December 31, 1997 or a Restructuring, the Equity Board is required to be composed of twelve members: the Chairperson of the Operating Board, the Chief Executive Officer of the Partnership, three persons designated by PFAMCo, two persons designated by PPLLC, two persons designated by the Series B Preferred stockholders of TAG Inc. and three independent members designated by the other nine members of the Equity Board. Thereafter, the then serving Equity Board will appoint an Equity Board consisting of 13 members who shall consist of the Chairperson of the Operating Board, the Chief Executive Officer of the Partnership and 11 other members, including at least three independent directors, allocated in a manner reasonably determined by the Equity Board to represent most effectively the interests of the direct or indirect beneficial owners of Units, including the public Unitholders.

         Other individuals who serve as executive officers of the Partnership include Steven T. Bailey, Executive Vice President and Chief Financial Officer; Robert A. Prindiville, Executive Vice President; John O. Leasure, Senior Vice President; Newton B. Schott, Jr., Senior Vice President; Robert M. Fitzgerald, Vice President and Principal Accounting Officer; Kenneth M. Poovey, General Counsel; and Brian J. Girvan, Senior Vice President.

         In addition, the Partnership has an Audit Committee, a Compensation Committee and a Unit Incentive Committee of the Equity Board, each composed of the three independent Members of the Equity Board.

         Set forth below is certain background information with respect to the persons who are the members of the Operating and Equity Boards or certain executive officers of the Partnership:

         Walter E. Auch, Sr. Mr. Auch serves on the Equity Board as an independent Member and as a member of the Constructive Termination Committee. He currently is a management consultant. Mr. Auch was a Director of TAG Inc. from October 1990 until November 1994. He was a director of Thomson McKinnon Asset Management Inc. ("TMAMI"), a former general partner of the Partnership, from October 1987 until October 1990. He was previously the Chairman and Chief Executive Officer of the Chicago Board Options Exchange from 1979 to 1986. He is also a director of Geotek Industries, Inc., Fort Dearborn Fund, Shearson VIP Fund, Shearson Advisors Fund, Shearson TRAK Fund, Banyan Strategic Land Trust, Banyan Strategic Land Fund II, Banyan Mortgage Investment Fund, Express American Holding Corporation and Nicholas/Applegate Funds.

         Steven T. Bailey. Mr. Bailey serves as an Executive Vice President and Chief Financial Officer of the Partnership. Mr. Bailey was the Managing Director of PFAMCo from 1989 until November 1994. Mr. Bailey was also a director of certain of the predecessors to the Investment Management Firms.

         David B. Breed. Mr. Breed is Chief Executive Officer, Chief Investment Officer and a Managing Director of Cadence. From February 1985 to July 1993, he was a Managing Director and Director of Cadence Capital Management Corporation and he was Chief Executive Officer and Chief Investment Officer thereof until November 1994.

         Donald A. Chiboucas. Mr. Chiboucas is a member of the Operating Board of the Partnership and the President and a Managing Director of CCI. Mr. Chiboucas was Senior Executive Vice President of TAG Inc. and the Partnership, a member of the Partnership's Executive Operating Committee and President of the CCI division from October 1990 until November 1994. He was a Senior Vice President of the Partnership from November 1987 until October 1990.

         William D. Cvengros. Mr. Cvengros is President and CEO of the Partnership, a member of its Equity and Operating Boards and Chairperson of its Operating Committee. In February 1986, Mr. Cvengros became both Chairman of the Board and Director of PIMCO Inc. He was associated with Pacific Mutual from July 1972 until November 1994. He was promoted to Executive Vice President, Investment Operations of Pacific Mutual in April 1986, and became a Director in January 1988. Mr. Cvengros became Vice Chairman and Chief Investment Officer of Pacific Mutual in January 1990. Mr. Cvengros also served as a director of Pacific Equities Network, Mutual Services Corporation, PFAMCo, PFAMCo UK Limited, Blairlogie, Parametric, NFJ, Cadence and PM Realty Advisors, Inc.

         Robert M. Fitzgerald. Mr. Fitzgerald is Vice President and Principal Accounting Officer of the Partnership. He joined the Partnership in February 1995. From April 1994 through January 1995, he served as a consultant to various companies, including PIMCO. From October 1991 until April 1994, he served in various senior executive positions, including President, at Mechanics National Bank. Prior to October 1991, he was a partner with Price Waterhouse. He is a Certified Public Accountant.

         Walter B. Gerken. Mr. Gerken is the Chairperson of the Equity Board. Mr. Gerken has served as Chairman of the Executive Committee of Pacific Mutual since September 1987 and as one of its directors since 1970. Mr. Gerken is the former Chairman of the Board and CEO of Pacific Mutual.

         Brian J. Girvan. Mr. Girvan is a Senior Vice President and was Chief Financial Officer and Treasurer of the Partnership until March 1, 1995. It is anticipated that he will resign his position in the third quarter of 1995. Mr. Girvan was Senior Vice President, Chief Financial Officer and Treasurer of TAG Inc. from October 1990 until November 1994. He currently is a Senior Vice President and the Chief Financial Officer and Treasurer and a Director of PADCo. He is a Certified Public Accountant.

         William H. Gross. Mr. Gross is a member of the Equity and Operating Boards. Mr. Gross is a Managing Director of PIMCO. Mr. Gross joined PIMCO Inc. in June 1971 and became a Managing Director in February 1982. He serves as a director and vice president of StocksPLUS(R) and as a Senior Vice President of PIMCO Funds.

         Brent R. Harris.   Mr. Harris serves on the Operating Board and as a
         Managing Director of PIMCO. Mr. Harris was a Managing Director of PIMCO Inc. until November 1994. He joined PIMCO Inc. as an Account Manager in June 1985, and became a Vice President in February 1987, a Senior Vice President in February 1990, a Principal in April 1991 and a Managing Director in April 1993. Mr. Harris serves on the boards of PIMCO Commercial Mortgage Securities Trust, Inc. and StocksPLUS(R). He also serves as a trustee and chairman of the PIMCO Funds and the PIMCO Commercial Mortgage Securities Trust, Inc.

         Donald R. Kurtz. Mr. Kurtz serves on the Equity Board as an independent Member and as a member of the Constructive Termination Committee of the Partnership. Mr. Kurtz was a Director of TAG Inc. from May 1992 until November 1994. Since December 1994, he has been acting Managing Director of Domestic Equity Investments at General Motors Investment Management Corp. Prior thereto, he served as Vice President or Director, Internal Asset Management at General Motors Investment Management Corp. from January 1990 and at General Motors Corp. from February 1987 until December 1989.

         John O. Leasure. Mr. Leasure is a Senior Vice President of the Partnership and President and a Director of PADCo. Mr. Leasure was an Executive Vice President of the Partnership from November 1987 until November 1994 and was a member of the Partnership's Executive Operating Committee from October 1990 until November 1994. He was an Executive Vice President and Chief Operating Officer of PADCo from May 1990 to October 1990. He was a Director of TMAMI and Chief Operating Officer of the Partnership from November 1987 until October 1990. He was a Senior Vice President and a Director of Thomson McKinnon Securities Inc. ("TMSI") from July 1987 until January 1990. In 1990, TMSI filed for protection under Chapter 11 of the Bankruptcy Act.

         James F. McIntosh. Mr. McIntosh serves on the Equity Board as an independent Director. He is currently the Executive Director of Allen, Matkins, Leck, Gamble & Mallory, a law firm, which position he has held from October 1994. From January 1981 to October 1994, he was Executive Director of Paul, Hastings, Janofsky & Walker, a law firm.

         Dean S. Meiling. Mr. Meiling serves as a member of the Operating Board and as a Managing Director of PIMCO. Mr. Meiling was a Managing Director of PIMCO Inc. until November 1994. Mr. Meiling joined PIMCO Inc. in October 1977 and became a Senior Vice President in February 1982, a Principal in February 1984, and a Managing Director in May 1987. Mr. Meiling serves as a director and Vice President of StocksPLUS(R).

         Donald K. Miller. Mr. Miller serves as a member of the Equity Board, as an Assistant to the Chief Executive Officer of the Partnership and is President, Chief Executive Officer and the sole director of TAG Inc. Mr. Miller was Vice Chairman of the Partnership, Vice Chairman and a Director of TAG Inc. and a member of the Partnership's Executive Operating Committee until November 1994. From October 1990 until March 1993, he was Chairman, Chief Executive Officer and a Director of TAG Inc. and the Chairman and Chief Executive Officer of the Partnership and Chairman of its Executive Operating Committee. He was a Director of PADCo from May 1992 until November 1994. Mr. Miller is the Chairman of Greylock Financial Inc. and currently serves as Chairman of Christensen Boyles Corporation and as a Director of Huffy Corporation and RPM, Inc.

         James F. Muzzy. Mr. Muzzy serves as a member of the Operating Board and as a Managing Director of PIMCO. Mr. Muzzy was a Managing Director of PIMCO Inc. until November 1994. Mr. Muzzy joined PIMCO Inc. in September 1971 and became a Director in February 1978 and a Managing Director in February 1982. Mr. Muzzy serves as a director of StocksPLUS(R).

         Daniel S. Pickett. Mr. Pickett serves as a member of the Operating Board and as a Managing Director of CCI. Mr. Pickett was a Senior Vice President and Director of Research for Columbus Circle Investors division of the Partnership until November 1994. He had been employed by the Partnership in similar capacities since 1988.

         William F. Podlich, III. Mr. Podlich serves as a member of the Equity and Operating Boards and as a Managing Director of PIMCO. Mr. Podlich was a Managing Director of PIMCO Inc. until November 1994. Mr. Podlich joined PIMCO Inc. as a Director in August 1969 and became a Managing Director in February 1982. Mr. Podlich serves as a director of StocksPLUS(R).

         Kenneth M. Poovey. Mr. Poovey is General Counsel of the Partnership, which position he has held since November 1994. He is currently a partner with the law firm of Latham & Watkins with which he has been affiliated since 1980.

         William C. Powers. Mr. Powers serves as a member of the Operating Board and as a Managing Director of PIMCO. Mr. Powers was a Managing Director of PIMCO Inc. until November 1994 Mr. Powers joined PIMCO Inc. as a Vice President in January 1991 and became an Executive Vice President in April 1991 and a Managing Director in April 1993. Mr. Powers was a Senior Managing Director with Bear, Stearns & Company, an investment banking firm, from February 1988 to December 1990.

         Robert A. Prindiville. Mr. Prindiville is an Executive Vice President of the Partnership. Mr. Prindiville was President and a Director of TAG Inc. from October 1990 until November 1994. He was President of the Partnership until November 1994. He serves as President and a Trustee of Cash Accumulation Trust and of PIMCO Advisors Funds. He is Chairman and a Director of PADCo and has been a senior officer thereof since May 1990. Until October 31, 1990, he was a Director of TMAMI, which position he had held since January 1985. He was an Executive Vice President and a Director of TMSI from June 1987 to January 1990. He was a Director of Thomson McKinnon Inc. ("TMI") from December 1984 until January 1990. In 1990, each of TMI and TMSI filed for protection under Chapter 11 of the Bankruptcy Act.

         Glenn S. Schafer. Mr. Schafer serves as a member of the Equity Board. Mr. Schafer was the Executive Vice President and Chief Financial Officer of Pacific Mutual from April 1988 until he became President thereof in January 1995. Mr. Schafer also serves as a director and President of PFAMCo and as the CFO for StocksPLUS(R). He is a director and Chairman of United Planners Group, Inc.

         Newton B. Schott, Jr. Mr. Schott serves as Senior Vice President-Legal and Secretary of the Partnership. Mr. Schott was an Executive Vice President, Secretary and General Counsel of TAG Inc. from October 1990 to November 1994 and of the Partnership from September 1989 to November 1994. He currently is a Senior Vice President, Secretary and a Director of PADCo and has held senior positions with PADCo since May 1990. He was a Director of TMAMI from January 1985 until October 1990. He was Executive Vice President, Secretary, General Counsel and a Director of TMI from December 1984 until August 1992, Senior Executive Vice President, Secretary and Special Counsel of TMSI from December 1984 until January 1990, and a Director of TMSI from November 1980 to January 1990.

         Irwin F. Smith. Mr. Smith serves as a member of the Operating and Equity Boards and the Operating Committee of the Partnership and the Chairman, Chief Executive Officer and Chief Investment Officer of CCI. Mr. Smith was Chairman and Chief Executive Officer of the Partnership, Chairman of its Executive Operating Committee, Chairman, Chief Executive Officer and Chief Investment Officer of the CCI division, and Chairman, Chief Executive Officer and a Director of TAG Inc. from March 1993 until November 1994. From October 1990 until March 1993, he was Vice Chairman and a Director of TAG Inc. and Vice Chairman of the Partnership and a member of its Executive Operating Committee. He was a Senior Vice President of the Partnership from November 1987 until October 1990.

         Thomas C. Sutton. Mr. Sutton serves as a member of the Equity Board. Mr. Sutton has been the Chairman and Chief Executive Officer of Pacific Mutual since January 1990 and a Director of Pacific Mutual since 1987. He also serves as a director of PIMCO Inc. and PFAMCo. He has been associated with Pacific Mutual since June 1965 and became its President in September 1987. Mr. Sutton is also a director of Pacific Equities Network, Mutual Service Corporation, Pacific Financial Holding Company and PM Realty Advisors, Inc.

         William S. Thompson, Jr. Mr. Thompson serves as Chairperson of the Operating Board, as a member of the Equity Board and the Operating Committee, and as Chief Executive Officer and a Managing Director of PIMCO. Mr. Thompson was a Managing Director and the Chief Executive Officer of PIMCO Inc. until November 1994. Mr. Thompson joined PIMCO Inc. in April 1993. From February 1975 until April 1993, he was with Salomon Brothers Inc., an investment banking firm serving as a Managing Director starting in 1981.

         Mr. Miller was a trustee of the PIMCO Advisors Funds and Cash Accumulation Trust from October 1990 until November 1994. Messrs. Leasure and Schott were trustees of such Funds prior to October 1990. Messrs. Prindiville and Schott were directors of TMI and Messrs. Prindiville, Leasure and Schott were directors of TMSI; in 1990 each of TMI and TMSI filed a petition in bankruptcy.

         To the Partnership's knowledge, based solely on a review of the copies of reports furnished to the Partnership and written representations that no other reports were required, during the two fiscal years ended December 31, 1994 and 1993, there has been compliance with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than ten-percent beneficial owners.

ITEM  11.   EXECUTIVE COMPENSATION
----------------------------------

Executive Cash Compensation
---------------------------

         The following table sets forth the cash compensation paid or allocated with respect to the three years ended December 31, 1994 for services rendered to the Partnership (and its affiliates) in all capacities to the Chief Executive Officer and each of the Partnership's four most highly compensated executive officers:


                                                           SUMMARY COMPENSATION TABLE
                                                           --------------------------

                                     Annual Compensation                    Long-Term Compensation Awards
                                     -------------------                    -----------------------------
                                                                                             Securities              All
                                                                             Restricted      Underlying             Other
Name and Principal                   Salary(2)       Bonus         Other     Unit Awards    Options/SARs         Compensation(3)
     Position                Year     ($)             ($)           ($)          ($)             ($)                  ($)
------------------           ----    --------        -----      ----------   -----------    ------------         ---------------
William D. Cvengros          1994    $ 63,847    $   62,500           -      $3,248,571(5)      400,000            $ 1,915
CEO, November 16, 1994       1993       -               -             -          -              -                      -
      to present             1992       -               -             -          -              -                      -

Irwin F. Smith               1994    $350,000    $3,815,922           - (4)      -              -                  $19,395
CEO, January 1, 1994         1993     308,333     4,235,342     $775,000(4)      -            1,030,000(6)          20,843
to November 15, 1994         1992     300,000     3,597,098           -          -              -                   17,840

Robert A. Prindiville        1994    $400,000    $  510,000           -          -              -                  $33,402
Executive Vice President(1)  1993     400,000       540,000           -          -              -                   30,108
                             1992     400,000       500,000           -          -              -                   27,763

John O. Leasure              1994    $275,000    $  525,000           -          -               80,000            $17,082
Senior Vice President(1)     1993     275,000       580,000           -          -              185,400(6)          21,413
                             1992     260,000       450,000           -          -              -                   16,180

Newton B. Schott, Jr.        1994    $260,000    $  310,000           -          -               20,000            $15,456
Senior Vice President,       1993     260,000       210,000           -          -               82,400(6)          19,734
Legal                        1992     260,000       165,000           -          -              -                   16,890

Brian J. Girvan              1994    $194,375    $  370,000           -          -               60,000            $13,100
Senior Vice President,       1993     172,500       260,000           -          -              103,000(6)          17,260
CFO and Treasurer            1992     160,000       200,000           -          -               -                  13,091

Donald A. Chiboucas          1994    $325,000    $4,912,523           -          -               -                 $16,695
Executive Vice President,    1993     283,333     5,025,342           -          -               -                  20,786
until November 15, 1994      1992     275,000     3,597,098           -          -               -                  15,676

Louis P. Celentano           1994    $175,000    $  488,000           -          -               50,000            $18,407
Senior Vice President,       1993     165,000       365,000           -          -              103,000(6)          23,338
until November 15, 1994      1992     150,000       250,000           -          -               -                  22,269

----------
 (1) Amounts shown include amounts paid by PADCo.

 (2) Except for Mr. Cvengros, salary includes amounts deferred in the Partnership's 401(k) Savings and Investment Plan of $9,240 for 1994, $8,994 for 1993 and $8,728 for 1992.

 (3) Except for Mr. Cvengros, amounts shown are premiums on term life insurance ($750,000 face amount) and long-term disability purchased for person indicated and the amount of the Partnership's and/or PADCo's discretionary and matching contributions to the Partnership's 401(k) Savings and Investment Plan. Mr. Cvengros' amount includes discretionary 401(k) contribution only.

 (4) Amount shown is the amount credited to Mr. Smith's Deferred Compensation Account pursuant to a plan which was cancelled in connection with the Consolidation. Mr. Smith relinquished his rights to $2,259,000 of deferred compensation which he would otherwise have been able to use to fund exercises of options.

 (5) Mr. Cvengros was awarded 100,000 Class A Limited Partnership Units and 100,000 Class B Limited Partnership Units in connection with the Consolidation. The units vest over a five-year period, pay distributions quarterly and had an aggregate value of $2,871,000 at December 31, 1994.

 (6) Options for the persons indicated were granted in 1993 and were amended in connection with the Consolidation to options on Class A Limited Partnership Units. In addition, Mr. Smith's options and 50% of the options granted to Messrs. Leasure, Schott, Girvan and Celentano were amended to reflect a fixed exercise price of $2.425 per unit. Except for Mr. Smith and Mr. Girvan, the options vest in the following percentages on December 31 of the years 1993 through 1998: 10%, 15%, 15%, 20%, 20% and 20%.

     Mr. Smith's options were 50% vested on the date of the Consolidation and the remainder vests in equal semi-annual installments through December 31, 1998, subject to certain conditions relating to the terms of his employment. Mr. Girvan's options vest according to his Severance Agreement as more fully described elsewhere in this document.

     All amounts have been restated to reflect the Partnership's 106% unit distribution in 1994.

     Compensation to key employees who are not executive officers may exceed the compensation paid to executive officers in any given year.


                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                          Individual Grants
                         ---------------------------------------------------------------------------------------------
                            Number         % of Total
                         of Securities    Options/SARs                    Fair Market
                           Underlying      Granted to     Exercise or    Value of Units                   Grant Date
                          Options/SARs    Employees in    Base Price        on Date        Expiration    Present Value
Name                       Granted (1)     Fiscal Year     Per Unit       of Grant (2)        Date           ($) (3)
----                     -------------    ------------    -----------    --------------    ----------    -------------
William D. Cvengros        400,000           7.48%         $13.53            $13.53         11-15-04       $916,000

Irwin F. Smith                   -              -               -                 -                -              -

Robert A. Prindiville            -              -               -                 -                -              -

John O. Leasure             80,000           1.50           13.53             13.53         11-15-04        183,200

Newton B. Schott, Jr.       20,000           0.37           13.53             13.53         11-15-04         45,800

Brian J. Girvan             60,000           1.12           13.53             13.53         11-15-04        137,400

Donald A. Chiboucas              -              -               -                 -                -              -

Louis P. Celentano          50,000           0.93           13.53             13.53         11-15-04        114,500

----------

  (1) These options vest 20% per year on each December 31 through 1998.

  (2) Based on the twenty day average closing prices of LP Units on the New York Stock Exchange and discounted by 28.6% due to the subordinated distribution rights and limited liquidity of Class B Units.

  (3) Option values reflect Black-Scholes model output for options. The assumptions used in the model were expected volatility of 30% (based upon daily LP Unit price data for the twelve months ended November 15, 1994), risk-free rate of return of between 7.38% and 7.54%, the fixed exercise price and exercise date no later than the end of the vesting schedule.


                                                      AGGREGATED OPTION/SAR EXERCISE IN LAST
                                                FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                    Number of Securities
                                                                   Underlying Unexercised             In-The-Money Options/
                          Shares Acquired          Value         Options/SARs at FY-End (#)             SARs at FY-End ($)
Name                       on Exercise (#)      Realized ($)   Exercisable (E)/Unexercisable (U)  Exercisable (E)/Unexercisable (U)
----                     -----------------      ------------   ---------------------------------  ---------------------------------
William D. Cvengros              -                   -              400,000 (U) (1)                              *

Irwin F. Smith                   -                   -              572,222 (E) (2)                         $8,197,080
                                                                    457,778 (U) (2)                          6,557,670

Robert A. Prindiville            -                   -                   -                                       -

John O. Leasure                  -                   -              185,400 (U) (2)                          2,430,594
                                                                     80,000 (U) (1)                              *

Newton B. Schott, Jr.            -                   -               82,400 (U) (2)                          1,080,264
                                                                     20,000 (U) (1)                              *

Brian J. Girvan                  -                   -              103,000 (U) (2)                          1,350,330
                                                                     60,000 (U) (1)                              *

Donald A. Chiboucas              -                   -                   -                                       -

Louis P. Celentano               -                   -              103,000 (U) (2)                          1,350,330
                                                                     50,000 (U) (1)                              *

----------

    * Class B Unit options had no In-The-Money value as of December 31, 1994.
  (1) Options under the 1994 Unit Option Plan.
  (2) Options (Class I and Class II) under the 1993 Unit Option Plan.


                                                  TEN-YEAR OPTION/SAR REPRICINGS

                                                                                                            Length of
                                          Number                                                            Original
                                       of Securities  Market Price                                         Option Term
                                        Underlying    of Stock at       Exercise Price                     Remaining at
                                       Options/SARs     Time of           at Time of            New          Date of
                                       Repriced or    Repricing or       Repricing or         Exercise     Repricing or
Name                           Date     Amended (#)   Amendment ($)    Amendment ($) (1)    Price ($) (2)   Amendment
----                        ---------  -------------  ------------    ------------------    -------------  ------------
William D. Cvengros                -            -            -               -                      -                  -

Irwin F. Smith              11-15-94    1,030,000       $18.125            $9.64               $2.425        5.625 years

Robert A. Prindiville              -            -             -                -                    -                  -

John O. Leasure             11-15-94       92,700        18.125             7.94                2.425        8.417 years

Newton B. Schott, Jr.       11-15-94       41,200        18.125             7.94                2.425        8.417 years

Brian J. Girvan             11-15-94       51,500        18.125             7.94                2.425        8.417 years

Donald A. Chiboucas                -            -             -                -                    -                  -

Louis P. Celentano          11-15-94       51,500        18.125             7.94                2.425        8.417 years

----------

  (1) Adjusted for the distribution of 1.06 Units per Unit effective October 1, 1994.

  (2) All such repricings were approved by Unitholder vote in connection with the Consolidation. All such options were formerly declining exercise price options and were amended to fixed exercise price options in the repricing.

COMPENSATION OF DIRECTORS
-------------------------

         The Partnership will pay members of the Equity Board (who are not employees of the Partnership or of an Investment Management Firm) a $20,000 annual retainer plus $750 per in-person meeting ($250 per conference call meeting) of the Equity Board attended and for each meeting of a committee of the Equity Board; the Partnership also paid $7,932 for 1994 for medical benefits for Mr. and Mrs. Auch. Members who are employees of the Partnership or any Investment Management Firm are not entitled to any additional compensation from or the Partnership for their services as Board members.

COMPENSATION OF GENERAL PARTNER
-------------------------------

         The General Partner does not receive any compensation from the Partnership for services rendered to the Partnership as General Partner. Rather, the General Partner's interest in profits and losses of the Partnership is based on the number of Units it holds. Upon liquidation, the liquidating distributions to the General Partner will be based on the number of Units it holds.

         The Partnership pays for substantially all expenses incurred by PIMCO GP in performing its activities as general partner , including the cost of directors' and officers' liability insurance.

COMPENSATION PURSUANT TO CONTRACT
---------------------------------

         William D. Cvengros, Chief Executive Officer and President of the Partnership, has entered into a four-year Employment Agreement with the Partnership under which he will receive an annual base salary of $500,000 and a guaranteed annual bonus of $500,000. Mr. Cvengros is also eligible to receive a discretionary bonus in the target range of $200,000 to $500,000 (which amount may be increased or decreased at the recommendation of the Operating Board and upon the approval of the Equity Board). The Partnership granted Mr. Cvengros options to purchase up to 400,000 Class B Units under the 1994 Unit Option Plan, described below. Mr. Cvengros has also been granted Units under the Restricted Unit Plan described below. Mr. Cvengros' contract provides certain benefits in connection with certain terminations by the Partnership. If his contract is terminated on December 31, 1996, he receives $500,000, plus all accrued but unpaid salary and guaranteed bonus plus any discretionary bonus which may be declared. If his contract is terminated without cause prior to December 31, 1996, he receives accrued but unpaid salary and guaranteed bonus plus pro-rata guaranteed bonus to date of termination plus any discretionary bonus that may be declared plus a severance payment of the greater of (i) $500,000 or (ii) a continuation until December 31, 1996 of his salary and guaranteed bonus. If his contract is terminated without cause between December 31, 1996 and December 31, 1998, he shall be entitled to the same payments described in the prior sentence except that the amount of the severance payment shall be fixed at $500,000. In the event of any such terminations, all his options and Restricted Units which have not vested shall automatically vest.

         Irwin F. Smith, a member of the Operating Committee, Operating Board and Equity Board, as well as Chief Executive Officer of CCI, entered into an Employment Agreement with CCI through December 31, 1998, under which he will receive an annual base salary of $350,000, which will increase to $400,000 on January 1, 1997. During the term of his Employment Agreement, Mr. Smith will be prohibited from diverting or taking away funds with respect to which CCI is performing investment management services or from competing with the investment management services offered by the Partnership or any of the Investment Management Firms. Upon a voluntary termination or a termination for cause, until January 1, 1999, Mr. Smith will not engage in certain prohibited competition activities and until December 31, 2000, Mr. Smith will also be prohibited from soliciting clients or soliciting or working with professional employees of CCI. Mr. Smith's existing option agreement was amended in certain respects. Mr. Smith is also eligible to participate in the profit sharing plan adopted by CCI.

         William S. Thompson, Jr., a member of the Operating Committee, Operating Board and Equity Board, entered into an Employment Agreement with PIMCO under which he will receive an annual base salary (including taxable fringe benefits) of $236,000. In addition, Mr. Thompson will be eligible to participate in the profit sharing plan adopted by PIMCO. Mr. Thompson's Employment Agreement provides that, during his term of employment with PIMCO, he will be prohibited from diverting or taking away funds with respect to which PIMCO is performing investment management services and from competing with the investment management services offered by the Partnership or any of the Investment Management Firms. The Partnership also granted Mr. Thompson options to purchase up to 230,000 Class B Units under the 1994 Unit Option Plan.

         John O. Leasure, a Senior Vice President of the Partnership and President and a Director of PADCO, entered into an Employment Agreement with the Partnership through December 31, 1996 under which he will receive an annual base salary of $275,000 and an annual bonus of at least 50% of such amount (with such bonus expected to be within the range of 50% to 150% of such salary). In the event of an Involuntary Termination (as defined) 100% of his options under the 1993 Unit Option Plan (described below) and at least 60% of his options under the 1994 Unit Option Plan (described below) will vest.

         Kenneth M. Poovey, General Counsel of the Partnership, will act in such capacity in return for a monthly payment of $25,000 (plus travel expenses) to his law firm, Latham & Watkins. This arrangement will be reviewed quarterly and adjusted if appropriate. In addition, his firm will also bill the Partnership for the fees and expenses of other professionals employed by such firm who render services to the Partnership at the firm's usual rates.

         Brian J. Girvan, a Senior Vice President of the Partnership, has entered into a Severance Agreement with the Partnership which provides that, until his termination date (currently anticipated to be August 31, 1995), he will be paid a salary at his 1995 rate and a bonus (pro-rata based upon his 1994 regular bonus) payable in July and the remainder at termination. He will also be paid a retention bonus pro rata for time worked in 1995 based upon his 1995 base salary, a transition bonus in the range of $50,000 to $100,000 and a severance payment equal to four weeks salary for each year worked starting in 1983. With respect to his options under the 1993 Unit Option Plan, the Class II options with an exercise price of $4.855 vested and are exercisable as of January 20, 1995 and the Class I options with an exercise price of $2.425 vest and become exercisable on June 30, 1995. With respect to his options under the 1994 Unit Option Plan, 50% of his options vest on his termination date.
                                                                              62

RESTRICTED UNIT GRANTS TO MANAGEMENT
------------------------------------

         The Partnership has a Restricted Unit Plan for the benefit of certain key employees of the Partnership pursuant to which 100,000 Class A Units and 100,000 Class B Units were awarded to William D. Cvengros and 25,000 Class A Units and 25,000 Class B Units were awarded to Steven T. Bailey. No additional Units are available for award under the Restricted Unit Plan. Such Class A Units or Class B Units are forfeited to the General Partner in the event of certain terminations of employment with the Partnership prior to vesting; this arrangement was agreed upon because Class A Units and Class B Units that otherwise would have been issued to the General Partner in the Consolidation were allocated to the Restricted Unit Plan.

OPTION PLANS
------------

         The Partnership adopted the 1994 Class B LP Unit Option Plan (the "Option Plan") to provide incentives and rewards to certain key employees of the Partnership and/or the Investment Management Firms. The Option Plan is administered by the Unit Incentive Committee of the Equity Board of the Partnership. Currently there are outstanding options to purchase an aggregate of 5,223,000 Class B Units most of which were issued at an exercise price equal to 71.4% of the average trading price of the Partnership's limited partner units for the 20 trading day period prior to the closing of the Consolidation to officers of the Partnership, Managing Directors of the Investment Management Firms and certain other employees. These options generally will vest in five equal annual installments beginning December 31, 1994 and generally are not exercisable until January 1, 1998. Options to purchase an additional 377,000 Class B Units are available under the Option Plan at exercise prices to be determined by the Unit Incentive Committee, which consists of members of the Equity Board who are not eligible to receive grants of options under the Option Plan. As part of the Consolidation, the Chief Executive Officer and two of the Investment Management Firms have the right to recommend to the Unit Incentive Committee the persons to whom an aggregate of 127,000 of such 377,000 remaining options shall be granted.

         In addition, 2,442,130 options are outstanding under the Partnership's 1993 Unit Option Plan for the purchase of Class A Units at prices ranging from $2.425 to $4.855 per Class A Unit. It is not expected that any further options will be granted under the 1993 Unit Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

         The following table sets forth information regarding beneficial ownership of the Partnership's GP Units, Class A Units and Class B Units after giving effect to the Consolidation and the Offering by each person who, to the Partnership's knowledge, is the beneficial owner of more than 5% of a class of Units and of all Units as a single class, each person who may be deemed to be a director of the Partnership, the CEO of the Partnership and the Partnership's four most highly compensated executive officers and all officers and persons who may be deemed to be directors of the Partnership as a group. Except as indicated, the address of each person or entity listed below is 840 Newport Center Drive, Newport Beach, California.

==================================================================================================
                                          GP Units        Class A Units      Class B Units
                                          (1)             (1)                (1)
--------------------------------------------------------------------------------------------------
FIVE PERCENT HOLDERS (OTHER THAN THOSE
LISTED UNDER OPERATING AND EQUITY
BOARD MEMBERS BELOW)
--------------------------------------------------------------------------------------------------
PIMCO Partners, G.P.(2)                   800,000/        23,654,713/        30,135,826/
                                          100%            59.1%              91.4%
--------------------------------------------------------------------------------------------------
Pacific Mutual Life Insurance Company     800,000/        27,294,391/        32,835,826/
(3)                                       100%            68.2%              99.6%
--------------------------------------------------------------------------------------------------
Pacific Financial Holding Company(4)      800,000/        27,294,391/        32,835,826/
("PFHC")                                  100%            68.2%              99.6%
--------------------------------------------------------------------------------------------------
Pacific Financial Asset Management        800,000/        26,361,436/        32,835,826/
Corporation(5)                            100%            65.9%              99.6%
--------------------------------------------------------------------------------------------------
Pacific Investment Management Company     800,000/        23,819,747/        30,135,826/
(6)                                       100%            59.5%              91.4%
--------------------------------------------------------------------------------------------------
PIMCO Partners, LLC(7)                    800,000/        23,797,193/        30,135,826/
("PIMCO LLC")                             100%            59.5%              91.4%
--------------------------------------------------------------------------------------------------
Thomson Advisory Group Inc.               0               6,119,391/         8,260,826/
                                                          15.3%              25.1%
--------------------------------------------------------------------------------------------------
David H. Edington(14)                     800,000/        23,797,193/        30,135,826/
                                          100%            59.5%              91.4%
--------------------------------------------------------------------------------------------------
John L. Hague(14)                         800,000/        23,797,193/        30,135,826/
                                          100%            59.5%              91.4%
--------------------------------------------------------------------------------------------------
Frank B. Rabinovitch(14)                  800,000/        23,797,193/        30,135,826/
                                          100%            59.5%              91.4%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
OPERATING AND EQUITY BOARD MEMBERS
--------------------------------------------------------------------------------------------------
Walter E. Auch, Sr.(8)                    0               0                  0
--------------------------------------------------------------------------------------------------
David B. Breed(9)                         0               0                  0
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Donald A. Chiboucas(9)(10)                0               366,475/           826,082/
                                                          *                  2.5%


--------------------------------------------------------------------------------------------------
William D. Cvengros(8)(9)(11)(18)         0               100,000/           100,000/
                                                          *                  *

--------------------------------------------------------------------------------------------------
Walter B. Gerken(12)                      0               0                  0


--------------------------------------------------------------------------------------------------
William H. Gross(8)(9)(13)                800,000/        23,867,193/        30,135,826/
                                          100%            59.6%              91.4%


--------------------------------------------------------------------------------------------------
Brent R. Harris(9)(14)                    800,000/        23,797,193/        30,135,826/
                                          100%            59.5%              91.4%

--------------------------------------------------------------------------------------------------
Donald R. Kurtz(8)                        0               2,000/             0
                                                          *

--------------------------------------------------------------------------------------------------
James F. McIntosh(8)                      0               1,000/             0
                                                          *

--------------------------------------------------------------------------------------------------
Dean S. Meiling(9)(14)                    800,000/        23,797,193/        30,135,826/
                                          100%            59.5%              91.4%


--------------------------------------------------------------------------------------------------
Donald K. Miller(8)(10)                   0               32,287/            82,608/
                                                          *                  *


--------------------------------------------------------------------------------------------------
James F. Muzzy(9)(14)                     800,000/        23,797,193/        30,135,826/
                                          100%            59.5%              91.4%


--------------------------------------------------------------------------------------------------
Daniel S. Pickett(9)                      0               0                  0


--------------------------------------------------------------------------------------------------
William F. Podlich, III(8)(9)(14)         800,000/        23,797,193/        30,135,826/
                                          100%            59.5%              91.4%


--------------------------------------------------------------------------------------------------
William C. Powers(9)(14)                  800,000/        23,797,193/        30,135,826/
                                          100%            59.5%              91.4%


--------------------------------------------------------------------------------------------------
Glenn S. Schafer(8)                       0               0                  0


--------------------------------------------------------------------------------------------------
Irwin F. Smith(8)(9)(10)(15)              0               926,191/           826,082/
                                                          2.3%               2.5%


--------------------------------------------------------------------------------------------------
Thomas C. Sutton(8)                       0               0                  0


--------------------------------------------------------------------------------------------------
William S. Thompson, Jr.(8)(9)(16)        800,000/        23,800,193/        30,135,826/
                                          100%            59.5%              91.4%


--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS NOT INCLUDED ABOVE


--------------------------------------------------------------------------------------------------
Steven T. Bailey(18)                      0               25,000/            25,000/
                                                          *                  *

--------------------------------------------------------------------------------------------------
John O. Leasure                           0               0                  0


--------------------------------------------------------------------------------------------------
Robert A. Prindiville(10)(17)             0               49,646/            413,042
                                                          *                  1.3%

--------------------------------------------------------------------------------------------------
Brian J. Girvan(19)                       0               51,500/            0
                                                          *

--------------------------------------------------------------------------------------------------
Newton B. Schott, Jr.                     0               0                  0


--------------------------------------------------------------------------------------------------
All directors and officers as a group     800,000/        25,424,292/        32,408,640/
(24 persons)                              100%            63.5%              98.3%


--------------------------------------------------------------------------------------------------

____________

* Less than 1%

(1) Each of the persons and entities listed disclaims beneficial ownership of any Units except to the extent that it has a pecuniary interest in such items.

(2) Includes (i) 16,735,322 Class A Units held of record by PIMCO GP; (ii) 800,000 Class A Units which may be acquired by PIMCO GP pursuant to the Partnership Agreement upon conversion of the 800,000 GP Units of the Partnership held by PIMCO GP should PIMCO GP cease to be the general partner of the Partnership; and (iii) 6,119,391 Class A Units held of record by TAG Inc., all of the common stock of which (0 of the voting securities) is owned by PIMCO GP. Excludes 1,252,000 Class A Units originally issued to PIMCO GP in connection with the Consolidation which were distributed to PIMCO Inc. in accordance with its capital account. Includes (i) 21,875,000 Class B Units held of record by PIMCO GP and (ii) 8,260,826 Class B Units held of record by TAG Inc.

(3) Includes 800,000 GP Units, 27,294,391 Class A Units and 32,835,826 Class B Units beneficially owned by PFHC which may be deemed to be beneficially owned by Pacific Mutual because PFHC is a wholly owned subsidiary of Pacific Mutual. Address: 700 Newport Center Drive, Newport Beach, CA 92660.

(4) Includes (i) the 800,000 GP Units, 26,503,916 Class A Units and 32,835,826 Class B Units beneficially owned by PFAMCo which may be deemed to be beneficially owned by PFHC because PFAMCo is a wholly owned subsidiary of PFHC; and (ii) 790,475 Class A Units held of record by PFHC over which PFHC holds sole voting and disposition power. Address: 700 Newport Center Drive, Newport Beach, CA 92660.

(5) Includes (i) the 800,000 GP Units, 28,819,747 Class A Units and 30,135,826 Class B Units beneficially owned by PFAMCO Inc. which may be deemed to be beneficially owned by PIMCO Inc. because PIMCO Inc. is a wholly owned subsidiary of PFAMCo; (ii) 200,000 Class A Units held of record by PFAMCo and issued to PFAMCo in exchange for the contribution to the Partnership of the operating business of PFAMCo and the capital stock of Blairlogie Ltd., over which PFAMCo holds sole voting and disposition power; and (iii) an aggregate of 2,341,689 Class A Units issued as follows: Cadence Inc. (32,652 Class A Units), Cadence LP (1,275,000 Class A Units), NFJ Inc. (18,404 Class A Units), NFJ LP (506,211 Class A Units), Parametric Inc. (18,562 Class A Units), and Parametric LP (490,860 Class A Units) in exchange for the contribution to the Partnership of the operating business of Cadence Inc., NFJ Inc., and Parametric Inc. as part of the Consolidation which may be deemed beneficially owned by PFAMCo because Cadence Inc., NFJ Inc., and Parametric Inc., are wholly owned subsidiaries of PFAMCo and Cadence Inc., NFJ Inc., Parametric Inc., in turn are the general partners of Cadence LP, NFJ LP, and Parametric LP, respectively. Also includes 2,700,000 Class B Units owned by the foregoing. As general partners, Cadence Inc., NFJ Inc., and Parametric Inc., have shared investment and disposition powers with respect to Units held by Cadence LP, NFJ LP, and Parametric LP, respectively. Address: 700 Newport Center Drive, Newport Beach, CA 92660.

(6) Includes (i) 800,000 GP Units, 23,654,713 Class A Units beneficially owned by PIMCO GP; and (ii) 165,034 Class A Units of the 1,252,000 Class A Units distributed by PIMCO GP to PIMCO Inc. and not exchanged with certain selling Unitholders in the Offering for Series A Preferred Stock of TAG Inc., over which PIMCO Inc., holds sole voting and disposition power.
     PIMCO Inc. is a general partner of PIMCO GP and shares investment and voting power over the Class A Units owned directly by PIMCO GP with PIMCO Partners, LLC ("PIMCO LLC"), PIMCO GP's managing general partner, and as a result may be deemed to own beneficially the Class A Units owned directly by PIMCO GP. In connection with the Offering, PIMCO Inc. exchanged 1,086,966 Class A Units for 1,168,780 shares of Series A Preferred Stock of TAG Inc., thereby acquiring an indirect beneficial ownership interest in 1,168,787 Class A Units held by TAG Inc. and attributable to such Series A Preferred Stock. Such 1,168,787 Class A Units are included in the 6,119,391 Class A Units deemed beneficially owned by PIMCO GP. Class A Units

     (originally issued to PIMCO GP, distributed to PIMCO Inc., and exchanged by PIMCO Inc. in accordance with an exchange agreement for Series A
     Preferred Stock of TAG Inc.) were issued in connection with the Consolidation to certain selling Unitholders in the Offering, and subsequently sold by such selling Unitholders in the Offering. Also excludes 2,313,034 Class A Units originally issued to PIMCO GP and in connection with the Consolidation and sold in the Offering. Includes 30,135,826 Class B Units beneficially owned by PIMCO GP. Address: 700 Newport Center Drive, Newport Beach, CA 92660.

(7) Includes (i) 142,480 Class A Units held of record by PIMCO LLC; and (ii) 800,000 GP Units, 23,654,713 Class A Units and 30,135,826 Class B Units which may be considered to be beneficially owned by PIMCO GP, and which may be deemed to be beneficially owned by PIMCO LLC, which is a general partner of PIMCO GP.

(8)  Member of Equity Board.

(9)  Member of Operating Board.

(10) Includes Class A Units which may be acquired upon exchange of Series A Preferred Stock of TAG Inc. based on a variable conversion rate (initially .93 Class A Units per share of Series A Preferred Stock during 1994). Includes Class B Units that may be acquired in limited circumstances upon exchange of Series B Preferred Stock of TAG Inc. on a one-for-one basis. The individual disclaims beneficial ownership of any Class B Units.

(11) Mr. Cvengros is Chief Executive Officer of the Partnership, a member of the Equity Board and the Operating Board and the Chairperson of the Operating Committee.

(12) Mr. Gerken is the Chairperson of the Equity Board.

(13) Includes (i) 70,000 shares held in trusts of which the individual is trustee and as to which he has sole voting and disposition power, (ii) 142,480 Class A Units held of record by PIMCO LLC, which may be deemed to be beneficially owned by the individual, who is a member of PIMCO LLC; and
     (iii) 800,000 GP Units, 23,654,713 Class A Units and 30,135,826 Class B Units which may be considered to be beneficially owned by PIMCO GP, of which PIMCO LLC is a general partner.

(14) Includes (i) 142,480 Class A Units held of record by PIMCO LLC, which may be deemed to be beneficially owned by the individual, who is a member of PIMCO LLC; and (ii) 800,000 GP Units, 23,654,713 Class A Units and 30,135,826 Class B Units which may be considered to be beneficially owned by PIMCO GP, of which PIMCO LLC is a general partner.

(15) Includes 572,222 Class A Units which may be acquired upon exercise of options within 60 days. Mr. Smith is a member of the Operating Committee.

(16) Includes (i) 3,000 shares held in trusts of which the individual is trustee and as to which he has sole voting and disposition power, (ii) 142,480 Class A Units held of record by PIMCO LLC, which may be deemed to be beneficially owned by the individual, who is a member of PIMCO LLC; and
     (iii) 800,000 GP Units, 23,654,713 Class A Units and 30,135,826 Class B Units which may be considered to be beneficially owned by PIMCO GP, of which PIMCO LLC is a general partner. Mr. Thompson is the Chairperson of the Operating Board and a member of the Equity Board and the Operating Committee.

(17) Mr. Prindiville is an Executive Vice President of the Partnership.

(18) Represents aggregate Units issued pursuant to the Partnership's Restricted Unit Plan. These Units vest in 5 equal annual installments on December 31, 1994, 1995, 1996, 1997 and 1998. The officer is entitled to distributions and voting rights with respect to such Units prior to vesting. Such Units could be forfeited to the General Partner of the Partnership in the event of certain terminations of employment with the Partnership prior to vesting.

(19) Includes 51,500 Class A Units which may be acquired upon exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------


              ANTICIPATED FUTURE RESTRUCTURING OF THE PARTNERSHIP

         General. Under current law, the Partnership will cease being classified as a partnership for federal income tax purposes, and will be treated as a corporation, immediately after December 31, 1997 (or sooner if the Partnership adds a substantial new line of business or otherwise fails to satisfy certain requirements) unless the Partnership's limited partner interests cease to be publicly traded prior to such time. As a corporation, the Partnership would be subject to tax on its income and its shareholders would be subject to tax on distributions. In an effort to preserve partnership tax treatment after December 31, 1997 for the nonpublic Unitholders, the Partnership Agreement confers on the General Partner broad authority to effect one or more Restructurings of the Partnership in connection with, or in anticipation of, such a change in tax status.

         While the precise form of a Restructuring cannot now be determined and will depend on the facts and circumstances existing at the time a Restructuring is implemented, it is generally expected that, following a Restructuring, public Unitholders will hold their equity participation in the business of the Partnership through publicly traded stock issued by an entity treated as a corporation for federal income tax purposes, allowing the nonpublic Unitholders to continue to hold their equity participation in the Partnership directly or through some other entity treated as a partnership for federal income tax purposes. The Partnership does not currently expect to change its distribution policy following a Restructuring, and it is anticipated that the corporate entity generally would distribute all cash received by it from the Partnership other than cash needed for payment of taxes and operational expenses. Because of federal, state, and other taxes on such entity's income, cash available for dividends to the holders of the corporate entity's publicly traded securities would be substantially less than the cash distributed to the corporate entity by the Partnership. If the Restructuring were carried out in the manner currently anticipated, under current law the amount of such taxes imposed on such entity would be reduced by the entity's carrying over the balance of the amortizable
Section 197 Intangibles associated with the publicly traded Class A Units immediately prior to the Restructuring and claiming amortization deductions with respect to such amount. No assurance can be given, however, that the Restructuring will take a form that will allow this result.

         While the Partnership Agreement provides that the General Partner may impose restrictions on the transfer of Units as part of a Restructuring (which could have the effect of preserving the Partnership's status as a partnership), the General Partner currently believes that trading restrictions will not be necessary to accomplish the Restructuring absent legal or other developments. It is anticipated that the holders of interests in a partnership entity will have the right from time to time to exchange the partnership interests for equity interests in the corporate entity in order to achieve liquidity.

         The Restructuring in the form currently anticipated could result in the publicly traded corporation being classified as an "investment company" under the Investment Company Act. If the corporation is so classified, the corporation would be required to comply with the terms of the Investment Company Act which, among other things, could entail additional expenditures and restrictions on transactions with affiliates. In order to avoid such status, the General Partner could cause the corporation to become a general partner of the Partnership, in which case the corporation would be jointly and severally liable with the General Partner for obligations of the Partnership.

         The federal income tax consequences of a Restructuring will depend upon the final form of the Restructuring and therefore it is not possible to predict the tax consequences of a Restructuring. However, assuming the public Unitholders hold their interest in an entity treated as a corporation for federal income tax purposes, whether as a result of a Restructuring or by operation of law on January 1, 1998, it is generally expected that the exchange or conversion pursuant to which public Unitholders become treated as shareholders in a corporation for federal income tax purposes will be treated as a tax-free transaction under Code Section 351, provided that certain requirements, some of which are beyond the control of the Partnership and the General Partner, are satisfied. In general if the transaction qualifies under Code Section 351, (i) the holding periods for the shares received by the public Unitholders will include the holding periods for their Class A Units, (ii) the public Unitholders will have an initial tax basis in their shares equal to their adjusted tax basis in their Class A Units immediately prior to the exchange or conversion (reduced by their share, if any, of Partnership liabilities immediately prior to such exchange or conversion) and (iii) gain (or loss) on disposition of shares of any such corporate entity will be capital gain or loss (long-term or short-term as the case may be).

         Restructuring Authority. Because of possible changes in tax law or regulations and other factors, it cannot now be predicted with certainty what actions the General Partner may take in connection with a Restructuring, if any.
Section XVIII of the Partnership Agreement confers on the General Partner broad power and authority to take all such actions it may deem necessary or appropriate in connection with, in anticipation of or to effect a Restructuring, without consent of or other action on the part of any other Unitholder and whether or not such actions or omissions may treat public Unitholders differently than nonpublic Unitholders and result in different and more favorable treatment of the nonpublic Unitholders. The Partnership Agreement imposes no obligations on the General Partner to effect any Restructuring and gives the General Partner authority to choose the timing (subject to certain limitations) of a Restructuring. The Partnership Agreement provides no appraisal or similar rights to any Unitholder with respect to any Restructuring, nor does it require that the General Partner obtain an opinion as to the fairness of any Restructuring to the public Unitholders. The General Partner has advised the Partnership that it does not currently contemplate that any such opinion will be delivered to Unitholders at the time of a Restructuring.

         The Partnership Agreement provides that, in effecting a Restructuring, the General Partner may not subject any holder of a Unit to liability to Partnership creditors without such holder's consent.

         Limited Duty to Unitholders Related to Restructuring. In order to assure that it is clear that the General Partner may effect the anticipated Restructuring in a form which will preserve partnership taxation for the nonpublic Unitholders even though the public Unitholders will be subject to corporate level tax, the Partnership Agreement releases the General Partner and its directors, officers, employees and affiliates from any liability based upon actions taken or omitted to be taken by the General Partner with respect to any Restructuring, to the extent that such actions or omissions may treat public Unitholders differently and less favorably than nonpublic Unitholders. Section 6.13(a) provides that the General Partner shall not be liable for errors in judgment or for breach of fiduciary duty unless it is proved by clear and convincing evidence that the General Partner's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury to the Partnership or was undertaken with reckless disregard for the best interests of the Partnership.

         The Partnership is organized under the Delaware Revised Uniform Limited Partnership Act (the "Delaware Act"). Section 17-1101(d) of the Delaware Act expressly provides that, to the extent that at law or in equity, a partner has duties (including fiduciary duties) and liabilities relating thereto to a limited partnership or to another partner, the partner's duties and liabilities may be expanded or restricted by provisions in the partnership agreement. General partners of a Delaware limited partnership have been held in court cases to owe duties of ordinary care and of utmost good faith, fairness and loyalty to the partnership and to the other partners. The effect of Section 6.13 is to substitute the requirement that the General Partner act in good faith for the more comprehensive duties and liabilities that the General Partner would otherwise owe to the Partnership and to any other partner with respect to any Restructuring.

LOSS REIMBURSEMENT AGREEMENTS

         As part of the Consolidation, PFAMCo transferred to the Partnership certain assets and liabilities of PFAMCo (excluding the businesses of the Investment Management Firms) (the "PFAMCo Operation"). Until December 31, 1996, PFAMCo has agreed to reimburse the Partnership for losses up to an aggregate of $2 million incurred by the PFAMCo Operation.

         In addition, from the date of the Consolidation until the end of 1996, if the Subpartnership conducting the business of Blairlogie (the "Blairlogie Subpartnership") incurs net losses as a result of ordinary business operations, PFAMCo has agreed to pay the amount of such net losses to the Blairlogie Subpartnership. If the Blairlogie Subpartnership subsequently earns net profits as a result of ordinary business operations, 50% of these profits will be paid to PFAMCo until the amount of any loss reimbursement, plus accured interest, has been repaid. The Partnership has retained the right to dispose of or liquidate the Blairlogie Subpartnership without recourse for such advances by PFAMCo after December 31, 1996.

                          INDEBTEDNESS OF MANAGEMENT

        Brent R. Harris and William C. Powers, each a Managing Director of PIMCO and Member of the Operating Board, are indebted to PIMCO for short-term, interest-bearing loans amounting to $88,650 and $91,550, respectively.

                                OTHER CONFLICTS

         Withdrawal and Removal of General Partner. The general partner has agreed that it may withdraw as general partner of the Partnership only if such withdrawal is approved by holders of a majority of the LP Units (other than the general partner and its Affiliates) and if counsel renders an opinion that the limited partners do not lose their limited liability pursuant to Delaware law or the Partnership Agreement (a "Limited Liability Determination"), and provides certain other opinions relating to the status of the Partnership as a partnership for federal income tax purposes (a "Tax Determination") and the continuation of the Partnership's advisory agreements (an "Assignment Determination"). The general partner may be removed by a vote of Unitholders holding 80% or more of all outstanding Units if a successor general partner is appointed, counsel makes a Limited Liability Determination, a Tax Determination and an Assignment Determination and such removal is approved by the successor general partner. However, by virtue of PIMCO GP's ownership of Units, PIMCO GP can veto any such removal. Also, interests in the general partner may be sold or transferred without any prior approval or consent of the holders of Class A Units.

         In the event of withdrawal or removal of the general partner, the general partner will have the option to require a successor general partner (if any) to acquire all of the general partner's GP units for a cash payment equal to their fair value as of the effective date of the general partner's departure. Such value will be determined by agreement between the general partner and the successor general partner or, if no agreement is reached, by an independent investment banking firm or other independent expert selected by the general partner and the successor general partner (or if no expert can be agreed upon, by the expert chosen by agreement of each of the experts selected by each such general partner). If the option is not exercised by the general partner, the GP Units of the general partner will be converted into an equal number of Class A Units.

         The general partner, TAG Inc., certain affiliates of PIMCO GP and Pacific Mutual and certain individuals have registration rights as to Units that they own or have the right to acquire.

         Indemnification. The Partnership Agreement provides that the Partnership will indemnify the general partner or any general partner which has withdrawn or been removed (a "Departing Partner"), any Person (as defined) who is or was an Affiliate of the general partner or any Departing Partner each shareholder of the general partner or of the parent company of the general partner, shareholder or the general partner or of any departing general partner and any member of the Equity Board, Operating Board or Operating Committee, any officer of the Partnership or any of its Investment Management Firms or divisions. The Partnership may also enter into indemnification agreements with certain other Persons.

         The Partnership Agreement also provides that neither general partner nor any indemnitee will be liable to the Partnership or the Unitholders for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or any duty of loyalty) unless it is proved by clear and convincing evidence that the general partner's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury to the Partnership or was undertaken with reckless disregard for the best interests of the Partnership.



                                    PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------      ----------------------------------------------------------------

        (a)  (1)  Financial Statements.
                  ---------------------
                  Financial Statements of the Registrant are listed in "Index to Financial Statements" on page 31 and are filed as part of this Report.

             (2)  Financial Statement Schedules.
                  ------------------------------
                  There are no Financial Statement Schedules of the Registrant filed as part of this Report.

             (3)  Exhibits:
                  ---------

                  2.1 Amended and Restated Agreement and Plan of Consolidation of PIMCO Advisors L.P. dated effective as of July 11, 1994./1//
                                               -

                  3.1 Amended and Restated Certificate of Limited Partnership of Registrant.

                  3.2 Amended and Restated Agreement of General Partnership of PIMCO Partners, G.P. ("PIMCO GP")./1//
                                                                -

                  4.1 Amended and Restated Agreement of Limited Partnership of Registrant dated October 31, 1994./1//
                                                                 -

                  4.2      Specimen Class A LP Unit Certificate./2//

                  4.3      Specimen Class B LP Unit Certificate./2//

                  4.4 9.01% Secured Nonrecourse Note Agreement, dated as of November 14, 1994, by and between PIMCO GP and Thomson Advisory Group Inc. ("TAG Inc.")./1//
                                                                     -

                  4.5 PIMCO Pledge and Security Agreement, dated as of November 14, 1994, by and between PIMCO GP and Citibank, N.A./1//
                                          -

                  4.6 TAG Pledge and Security Agreement, dated as of November 14, 1994, by and among TAG Inc., PIMCO GP and Citibank, N.A./1//
                                              -

                  4.7 Collateral Agency Agreement, dated as of November 14, 1994, by and among Purchasers identified therein, PIMCO GP and Citibank, N.A./1//
                                                       -

                  4.8 Registration Rights Agreement, dated as of November 15, 1994, by and among the Funds, PFAMCo Parties and Individuals, as such terms are defined therein./1//
                                                                           -

                  4.9 Exchange Agreement, dated November 14, 1994, by and among PIMCO GP, TAG Inc. and the Registrant./1//
                                                                        -

                  4.10 Custodial Account Agreement, dated as of November 15, 1994, by and among PIMCO GP and Citibank, N.A./1//
                                                                          -

                  4.11 Form of 9.01% Secured Nonrecourse Note due December 15, 2001./1//
                                     -

                  4.12 Form of Intercompany Note Secured Nonrecourse Demand Note./1//
                                 -

                  4.13 PFAMCo Stock Exchange Agreement dated November 15, 1994./1//
                                 -

                  4.14 Amended and Restated Certificate of Incorporation of TAG Inc./1//
                                    -

                 10.1      Cvengros Employment Agreement./2//

                 10.2      Smith Employment Agreement./2//

                 10.3      Chiboucas Employment Agreement./2//

                 10.4      Form of Manager Employer Agreement./2//

                 10.5 Profit Sharing Plan for Pacific Investment Management Company.

                 10.6      Profit Sharing Plan for Columbus Circle
                           Investors./2//

                 10.7 Form of Profit Sharing Plan for Investment Management Firms./2//

                 10.8      PFAMCo Loss Reimbursement Agreement./2//

                 10.9      Blairlogie Loss Reimbursement and Recapture
                           Agreement./2//

                 10.10 Thomson Advisory Group L.P. 1993 Unit Option Plan (as amended through April 20, 1993)./3//

                 10.11 Award of Options dated March 10, 1993 to Irwin F. Smith./4//
                                  -

                 10.12     Smith Option Amendment Agreement./2//

                 10.13     Form of Class I Option Amendment Agreement./2//

                 10.14     Form of Class II Option Amendment Agreement./2//

                 10.15 Form of PIMCO Advisors L.P. 1994 Class B LP Unit Option Plan./5//
                                        -

                 10.16     Form of Option Agreement for Item 10.15. /5//
                                                                     -

                 10.17     PIMCO Advisors L.P. Restricted Unit Plan./2//

                 10.18     (a)  Thomson Advisory Group 401(k) Savings and
                                Investment Plan./6//
                                                 -
                           (b) First Amendment to the Thomson Advisory Group 401(k) Savings and Investment Plan./7//
                                                                    -
                           (c) Thomson Advisory Group 401(k) Savings and Investment Plan Volume Submitter Amendment./7//
                                                                            -
                           (d)  Consolidation Transaction Amendment.
                           (e) Third Amendment to the Thomson Advisory Group 401(k) Savings and Investment Plan.
                           (f) Fourth Amendment to the PIMCO Advisors 401(k) Savings and Investment Plan.

                 10.19     TAG Fund/Administrative Incentive Bonus Plan./8//
                                                                         -

                 10.20 Form of Indemnification Agreement executed by certain officers of the Registrant and certain directors of Thomson McKinnon Asset Management Inc./9//
                                                                  -

                 10.21 Form of Indemnification Agreement executed by certain directors and/or officers of TAG Inc./10//
                                                                 --

                 10.22 Form of Amendment No. 1 to Indemnification Agreement (Exhibit 10.20 hereto)./11//
                                                   --

                 10.23 Employment Agreement between PIMCO Advisors L.P. and John O. Leasure.

                 10.24     Severance Agreement with Brian J. Girvan.

                 23.1      Consent of Deloitte & Touche LLP.

__________
1/  Filed as an Exhibit to Schedule 13D of PIMCO Partners, G.P. filed November
-
    25, 1994 and incorporated herein by reference.
2/  Filed as an Exhibit to the Registrant's Report on Form 8-K dated July 11,
-
    1994 and incorporated herein by reference.
3/  Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
-
    ended March 31, 1993 and incorporated herein by reference.
4/  Filed as an Exhibit to Registrant's Report on Form 10-K for the year ended
-
    December 31, 1992 and incorporated herein by reference.
5/  Filed as an Exhibit to Registrant's Registration Statement on Form S-4 (File
-
    No. 33-84914) and incorporated herein by reference.
6/  Filed as an Exhibit to Registrant's Report on Form 10-K for the year ended
-
    December 31, 1991 and incorporated herein by reference.
7/  Filed as an Exhibit to Registrant's Report on Form 10-K for the year ended
-
    December 31, 1993 and incorporated herein by reference.
8/  Filed as an Exhibit to Registrant's Report on Form 10-K for the year ended
-
    December 31, 1990 and incorporated herein by reference.
9/  Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
-
    ended June 30, 1990 and incorporated herein by reference.
10/ Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
--
    ended September 30, 1990 and incorporated herein by reference.
11/ Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
--
    ended March 31, 1991 and incorporated herein by reference.



         (b)    Reports on Form 8-K.  The Registrant filed the following
                --------------------
                reports on Form 8-K during the fourth quarter of 1994:

                (i) a report dated November 15, 1994 indicating that the Consolidation had been consummated; describing the funding source for the TAG Inc. recapitalization; and providing information concerning the beneficial ownership of the Partnership's securities after the Consolidation and the Offering; and

                (ii) a report dated December 15, 1994 indicating that Deloitte &
                     Touche LLP had been appointed as the Partnership's auditors to replace Coopers & Lybrand L.L.P.

                                  SIGNATURES
                                  ----------



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PIMCO ADVISORS L.P.




                               By:      /S/  William D. Cvengros
                                      ----------------------------------
                                      William D. Cvengros, President and
                                       Chief Executive Officer



Date:  March  29, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                                        Date
             ---------                           -----                                        ----


  /S/  William D. Cvengros               Chief Executive Officer of Registrant,          March 29, 1995
-------------------------------          Member of Equity Board and
   William D. Cvengros                   Operating Board



  /S/  Irwin F. Smith                    Member of Equity Board and                      March 29, 1995
-------------------------------          Operating Board
   Irwin F. Smith



  /S/  William S. Thompson, Jr.          Member of Equity Board and                      March 29, 1995
-------------------------------          Operating Board
   William S. Thompson, Jr.



  /S/  Walter E. Auch, Sr.               Member of Equity Board                          March 29, 1995
-------------------------------
   Walter E. Auch, Sr.



  /S/  David B. Breed                    Member of Operating Board                       March 29, 1995
-------------------------------
   David B. Breed



  /S/  Donald A. Chiboucas               Member of Operating Board                       March 29, 1995
-------------------------------
   Donald A. Chiboucas



  /S/  Walter Gerken                     Member of Equity Board                          March 29, 1995
-------------------------------
   Walter Gerken



  /S/  William H. Gross                  Member of Equity Board and                      March 29, 1995
-------------------------------          Operating Board
   William H. Gross



  /S/  Brent R. Harris                   Member of Operating Board                       March 29, 1995
-------------------------------
   Brent R. Harris



  /S/  Donald R. Kurtz                   Member of Equity Board                          March 29, 1995
-------------------------------
   Donald R. Kurtz

  /S/  James F. McIntosh                 Member of Equity Board                          March 29, 1995
-------------------------------
   James F. McIntosh



  /S/  Dean S. Meiling                   Member of Operating Board                       March 29, 1995
-------------------------------
   Dean S. Meiling



  /S/  Donald K. Miller                  Member of Equity Board                          March 29, 1995
-------------------------------
   Donald K. Miller



  /S/ James F. Muzzy                     Member of Operating Board                       March 29, 1995
-------------------------------
   James F. Muzzy



  /S/  Daniel S. Pickett                 Member of Operating Board                       March 29, 1995
-------------------------------
   Daniel S. Pickett



  /S/  William F. Podlich, III           Member of Equity Board and                      March 29, 1995
-------------------------------          Operating Board
   William F. Podlich, III



  /S/  William C. Powers                 Member of Operating Board                       March 29, 1995
-------------------------------
   William C. Powers



  /S/  Glenn S. Schafer                  Member of Equity Board                          March 29, 1995
-------------------------------
   Glenn S. Schafer



  /S/  Thomas C. Sutton                  Member of Equity Board                          March 29, 1995
-------------------------------
   Thomas C. Sutton



  /S/  Steven T. Bailey                  Chief Financial Officer                        March 29, 1995
-------------------------------
   Steven T. Bailey


  /S/  Robert M. Fitzgerald              Principal Accounting Officer                   March 29, 1995
-------------------------------
   Robert M. Fitzgerald

                          THOMSON ADVISORY GROUP L.P.
                                   FORM 10-K
                                 EXHIBIT INDEX
                                     1994


Number                                 Exhibit                                  Page
------                                 -------                                  ---

3.1 Amended and Restated Certificate of Limited Partnership of Registrant.

10.5       Profit Sharing Plan for Pacific Investment Management
           Company.

10.18(d)   Consolidation Transaction Amendment.

10.18(e)   Third Amendment to the Thomson Advisory Group 401(k)
           Savings and Investment Plan.

10.18(f) Fourth Amendment to the PIMCO Advisors 401(k) Savings and Investment Plan.

10.23      Employment Agreement between PIMCO Advisors L.P. and
           John O. Leasure.

10.24      Severance Agreement with Brian J. Girvan.

 23.1      Consent of Deloitte & Touche LLP

 27        Financial Data Schedule