Form 10-Q
period 1995-03-31
PIMCO ADVISORS L P /
filed 1995-05-15
CIK 822426

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________
Commission File Number 1-09772

                              PIMCO ADVISORS L.P.
             (Exact name of registrant as specified in its charter)

       Delaware                                 06-1349805
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                            840 Newport Center Drive
                           Newport Beach,  CA  92660
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 717-7022
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   No
     -----    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    -----    -----

  As of March 31, 1995, 13,398,764 publicly traded Class A units of limited partnership interest and 26,619,391 privately-held Class A units of limited partnership interest were issued and outstanding. There were 800,000 units of general partner interest issued and outstanding at March 31, 1995. In addition, there were 32,960,826 privately-held Class B units of limited partnership interest issued and outstanding at March 31, 1995.

                              PIMCO ADVISORS L.P.

                                     INDEX

PART I   FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition as of
                March 31, 1995 and December 31, 1994                           3

             Consolidated Statements of Operations for the three months
               ended March 31, 1995 and 1994                                   4

             Consolidated Statements of Cash Flows for the three months
                ended March 31, 1995 and 1994                                  5

             Notes to Consolidated Financial Statements                        6

 Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  7-11

PART II  OTHER INFORMATION

 Item 5.  Other Information                                                   12

 Item 6.  Exhibits and Reports on Form 8-K                                    12

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PIMCO Advisors L.P. and Subsidiaries
                Consolidated Statements of Financial Condition
                  As of March 31, 1995 and December 31, 1994

                                  (Unaudited)

                                              March 31, 1995   December 31, 1994
                                              --------------   -----------------
    Assets
    ------

Current Assets:
  Cash and cash equivalents                    $ 60,589,745      $ 55,003,751
  Fees receivable                                42,826,322        29,134,608
  Other assets - current                          6,859,016         5,281,721
                                               ------------      ------------
    Total current assets                        110,275,083        89,420,080

Investments in limited partnerships               2,614,382         2,094,029
Fixed assets, net of accumulated
  depreciation                                    9,399,589         7,898,697
Intangible assets, net of accumulated
  amortization                                  270,838,668       279,840,951
Other assets - non current                          405,597           454,390
                                               ------------      ------------
    Total assets                               $393,533,319      $379,708,147
                                               ============      ============

    Liabilities and Partners' Capital
    ---------------------------------

Current Liabilities:
  Accounts payable, accrued expenses and
    other current liabilities                  $ 19,460,837      $ 19,547,610
  Accrued compensation                           26,061,760        13,387,340
                                               ------------      ------------
    Total current liabilities                    45,522,597        32,934,950

Other liabilities - non current                     459,520         1,244,423
                                               ------------      ------------
    Total liabilities                            45,982,117        34,179,373
                                               ------------      ------------

Partners' Capital:
  General Partner (800,000 units issued
    and outstanding)                              3,880,468         3,863,283
  Class A Limited Partners (40,018,155
    units issued and outstanding)               249,233,715       248,374,088
  Class B Limited Partners (32,960,826
    units issued and outstanding)               115,146,730       115,177,051
  Unamortized compensation                      (20,709,711)      (21,885,648)
                                               ------------      ------------
     Total Partners' capital                    347,551,202       345,528,774
                                               ------------      ------------
     Total liabilities and Partners' capital   $393,533,319      $379,708,147
                                               ============      ============

                            See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
              For the three months ended March 31, 1995 and 1994

                                  (Unaudited)

                                                                March 31, 1995      March 31, 1994
                                                                --------------      --------------
Revenues:
  Investment advisory fees:
    Private accounts                                               $47,282,482         $37,274,662
    Proprietary Funds                                               14,995,731           6,227,848
  Distribution and servicing fees                                    8,476,101
  Other                                                                363,949
                                                                --------------      --------------
      Total revenues                                                71,118,263          43,502,510
                                                                --------------      --------------

Expenses:
  Compensation and benefits                                         35,094,262          29,925,784
  Amortization of intangibles, Restricted Unit and Option Plans     10,178,220
  Commissions                                                        6,242,478
  General and administrative                                         2,309,389             995,106
  Occupancy and equipment                                            1,906,719             901,361
  Other                                                              3,010,410           2,746,365
                                                                --------------       -------------
      Total expenses                                                58,741,478          34,568,616
                                                                --------------      --------------
          Net operating income                                      12,376,785           8,933,894

Equity in income (loss) of limited partnerships                         48,287             (81,350)
Other income                                                           758,592              25,479
                                                                --------------      --------------
          Net income before taxes                                   13,183,664           8,878,023

Provision for taxes                                                     43,650           3,894,164
                                                                --------------      --------------
          Net income                                               $13,140,014          $4,983,859
                                                                ==============      ==============
Net income allocated to:
  General Partner                                                  $   207,988
  Class A Limited Partnership Units                                 10,404,144
  Class B Limited Partnership Units                                  2,527,882
                                                                --------------
          Total                                                    $13,140,014
                                                                ==============
Net income per unit:
  General Partner and Class A
    Limited Partnership unit                                             $0.26
                                                                ==============
  Class B Limited Partnership unit                                       $0.07
                                                                ==============
Cash distributions paid per unit:
  General Partner and Class A
    Limited Partnership unit                                            $0.239
                                                                ==============
  Class B Limited Partnership unit                                      $0.077
                                                                ==============

                            See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the three months ended March 31, 1995 and 1994

                                  (Unaudited)

                                                  March 31, 1995    March 31, 1994
                                                  --------------    --------------
Cash flows from operating activities:
Net income                                        $   13,140,014     $   4,983,859
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, amortization, Restricted Unit
      and Option Plans                                10,788,408           505,924
    Equity in (income) loss of limited
      partnerships                                       (48,287)           81,350
    Deferred income taxes                                               (2,489,290)
    Change in operating assets and liabilities:
      Fees receivable                                (13,691,714)        3,786,470
      Other assets                                    (1,594,422)         (450,017)
      Accounts payable, accrued expenses and other
       current liabilities                               (86,773)      (12,759,281)
      Accrued compensation                            12,674,420        10,512,883
      Other liabilities                                 (784,903)
    Other                                                    523            70,627
                                                  --------------    --------------
      Net cash provided by operating activities       20,397,266         4,242,525
                                                  --------------    --------------


Cash flows from investing activities:
  Purchases of fixed assets                           (2,124,793)         (274,338)
  Proceeds from sale of fixed assets                      13,200
  Notes receivable advances                             (106,156)           (6,550)
  Investments in limited partnerships                   (300,000)
  Investments in Proprietary Funds                                     (17,894,430)
  Proceeds from sale of investments in
    Proprietary Funds                                                   17,956,426
                                                  --------------    --------------
      Net cash used in investing activities           (2,517,749)         (218,892)
                                                  --------------    --------------

Cash flows from financing activities:
  Cash distributions paid                            (12,293,523)
  Dividends                                                             (3,200,000)
                                                  --------------    --------------
      Net cash used in financing activities          (12,293,523)       (3,200,000)
                                                  --------------    --------------

Net increase in cash and cash equivalents              5,585,994           823,633

Cash and cash equivalents, beginning of period        55,003,751         9,299,366
                                                  --------------    --------------
Cash and cash equivalents, end of period          $   60,589,745    $   10,122,999
                                                  ==============    ==============

Supplemental schedule of non-cash operating
  activities:
    Increase in other assets and long-term
     compensation liabilities relating to a
     subsidiary's long-term compensation plan                       $      445,358
                                                                    ==============

Supplemental schedule of non-cash financing
  activities:
    Non-cash dividend to affiliate                                  $      600,000
                                                                    ==============

Supplemental disclosures:
  Taxes paid                                      $       61,200    $      580,519
                                                  ==============    ==============
  Interest paid                                                     $       46,217
                                                                    ==============


                            See accompanying notes.

                              PIMCO Advisors L.P.
                   Notes to Consolidated Financial Statements

                                  (Unaudited)
                            _______________________


1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at March 31, 1995 and December 31, 1994, (b) the results of operations for the three-month periods ended March 31, 1995 and 1994, and (c) the cash flows for the three-month periods ended March 31, 1995 and 1994, for PIMCO Advisors L.P. ("PA") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PA's Annual Report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

2) Earnings per unit are computed under the two-class method and are based on the weighted average number of units outstanding, assuming the exercise of dilutive unit options. See Exhibit 11 for the computation of the weighted average number of units outstanding during the periods.

     Distributions are paid quarterly, on the units outstanding, in arrears to unitholders of record as of the thirtieth day of the first month following each quarter-end.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     PIMCO Advisors L.P. and subsidiaries ("PA") was formed on November 15, 1994 ("Date of Consolidation"), when Pacific Financial Asset Management Group ("PFAMCo Group") merged (the "Consolidation") certain of its investment management businesses and substantially all of its assets into Thomson Advisory Group L.P. ("TAG"). The PFAMCo Group comprised the operations of Pacific Financial Asset Management Corporation ("PFAMCo"), an indirect wholly-owned subsidiary of Pacific Mutual Life Insurance Company ("Pacific Mutual"), and certain of its wholly-owned investment management subsidiaries. The businesses of PFAMCo Group contributed to PA were then contributed to newly formed subsidiaries of PA. The investment advisor subsidiaries are as follows:

     . Pacific Investment Management Company ("Pacific Investment Management") and its wholly-owned subsidiary, StocksPLUS Management, Inc. ("StocksPLUS"), managing primarily Fixed Income, with approximately $60.5 billion in assets under management;

     . Columbus Circle Investors ("CCI"), managing primarily Equities, with approximately $11.1 billion in assets under management;

     . Cadence Capital Management ("Cadence") managing Equities, with approximately $1.9 billion in assets under management;

     . Parametric Portfolio Associates ("Parametric"), managing Equities, with approximately $1.6 billion in assets under management;

     . NFJ Investment Group ("NFJ"), managing Equities, with approximately $1.2 billion in assets under management; and

     . Blairlogie Capital Management ("Blairlogie"), managing Equities, with approximately $500 million in assets under management.

The subsidiaries are each a registered investment advisor and collectively they provide a broad array of investment management and advisory services for clients using distinctive investment management styles.

In addition to the investment management subsidiaries, PA sponsors three mutual fund families: PIMCO Funds (funds for institutions); PIMCO Advisors Funds (retail funds and Cash Accumulation Trust); and PIMCO Advisors Institutional Funds (funds for institutional and 401 (k)/defined contribution investors).

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

Due to the different bases of presentation and resulting difficulties in analyzing comparative historical financial information as a result of the required accounting presentation, management has included below certain pro forma financial information as if the Consolidation occurred at the beginning of 1993. Pro forma results eliminate the significant comparative differences in the historical results of operations arising primarily from different taxation of corporations and partnerships, from the inclusion of the former TAG's results of operations in the pro forma results for the first quarter of 1994, and from certain transactions and restructuring effected by the Consolidation, principally related to the creation and amortization of intangibles and revised profit sharing arrangements.

PRO FORMA FINANCIAL INFORMATION

The following table compares the actual results of operations for the first quarter of 1995 to the pro forma results of operations for the first quarter of 1994 as if the Consolidation discussed above had occurred on January 1, 1993. The pro forma operating results give effect to:

(i)   The Consolidation of PFAMCo Group and TAG;
(ii) The amendment of existing options under TAG's 1993 Class A LP Unit Option Plan;
(iii) The adoption of the 1994 Class B LP Unit Option Plan;
(iv) The contribution of PIMCO Advisors Distribution Company ("PADCo") to PA in exchange for Class A Limited Partnership Units; and
(v) Certain transactions effected by PFAMCo Group and TAG in connection with the Consolidation, primarily related to intangible amortization and profit sharing.

                                                     Quarter Ended March 31,    Increase         %
                                                        1995        1994       (Decrease)      Change
                                                      -------      -------     ----------      ------
                                                      (Amounts in thousands, except per unit amounts)
Revenues:
 Investment advisory fees                             $62,278      $59,146        $3,132         5.3%
 Distribution, servicing fees and other                 8,840        9,611          (771)       (8.0)
                                                      -------      -------      --------
                                                       71,118       68,757         2,361         3.4
                                                      -------      -------      --------

Expenses:
 Compensation and benefits                             35,094       29,576         5,518        18.7
 Commissions                                            6,242        6,568          (326)       (5.0)
 Amortization of intangibles,
  options and restricted units                         10,178       10,178             -           -
 Occupancy and equipment                                1,907        1,343           564        42.0
 General and administrative                             2,310        1,419           891        62.8
 Other, net                                             2,247        4,099        (1,852)      (45.2)
                                                      -------      -------      --------
                                                       57,978       53,183         4,795         9.0
                                                      -------      -------      --------

   Net income                                         $13,140      $15,574       ($2,434)     (15.6%)
                                                      =======      =======       =======      ======

Net income allocated to:
 General Partner                                      $   208      $   227       ($   19)       (8.4%)
 Class A Limited Partnership Units                     10,404       11,375          (971)       (8.5)
 Class B Limited Partnership Units                      2,528        3,972        (1,444)      (36.4)
                                                      -------      -------      --------
   Total                                              $13,140      $15,574       ($2,434)      (15.6%)
                                                      =======      =======      ========      =======

Net income per unit:
  General Partner and Class A
   Limited Partnership Unit                             $0.26        $0.28        ($0.02)       (7.1%)
                                                      =======      =======      ========      =======

  Class B Limited Partnership Unit                      $0.07        $0.11        ($0.04)      (36.4%)
                                                      =======      =======      ========      =======

The pro forma information given above is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the period presented.

                        PRO FORMA FINANCIAL INFORMATION
       RESULTS OF OPERATIONS FOR 1995 ACTUAL COMPARED TO 1994 PRO FORMA

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

PA's consolidated actual 1995 first quarter revenues, including those of its wholly-owned distributor PADCo, were $71.1 million compared to $68.8 million pro forma in the first quarter of 1994, up $2.3 million. Advisory revenues were $62.3 million actual in 1995 compared to $59.2 million pro forma in 1994, up $3.1 million. PADCo's revenues were $8.8 million actual in 1995 compared to $9.6 million pro forma in 1994, down $0.8 million. Advisory revenue increases resulted from the commitment of new assets by institutional clients and to a lesser extent from favorable investment performance. These increases were partially offset by a decline in performance based fees. Distribution revenues declined due to lower levels of retail mutual fund assets under management.

Pro forma revenues by operating entity were as follows:

                                  Quarter ended March 31,
                                  -----------------------    Increase
      (in millions)                  1995         1994      (Decrease)
      -------------                 -----        -----      ----------
Pacific Investment Management       $39.5        $37.7        $ 1.8
CCI                                  11.9         10.8          1.1
Cadence                               3.1          3.0          0.1
Parametric                            0.9          1.1         (0.2)
NFJ                                   1.4          1.3          0.1
PADCo                                 8.8          9.6         (0.8)
Other (1)                             5.5          5.3          0.2
                                    -----        -----        -----
                                    $71.1        $68.8        $ 2.3
                                    =====        =====        =====

(1) Includes PA's Institutional Services (formerly PFAMCo) and Mutual Funds divisions and Blairlogie.

Compensation and benefits expenses in the first quarter of 1995 of $35.1 million were $5.5 million higher than 1994 pro forma reflecting additional staffing, primarily in Pacific Investment Management's client support and administration areas, offset by lower profit sharing expenses which are based on profits of each of the investment advisor subsidiaries.

Commission expenses, incurred by PADCo related to sales and servicing of retail mutual funds, declined by $0.3 million to $6.2 million reflecting lower current levels of mutual fund sales.

Other expenses, net in the first quarter of 1995 decreased by $1.9 million from pro forma first quarter 1994 due principally to income from invested funds of $0.8 million. Marketing and promotional expenses (included in other, net) were also lower in the first quarter of 1995 compared to 1994 by $0.8 million as a result of lower sales volumes, discussed above.

Net income per unit is computed under the two-class method which allocates net income to Class A and Class B Limited Partnership units in proportion to the Operating Profit Available for Distribution for each class. Operating Profit Available for Distribution is defined by PA's partnership agreement and is computed as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans and losses of any subsidiary which is not a flow-through entity for tax purposes. (See Item 5). Since Class A Limited Partnership and General Partner units are entitled to a priority distribution of $1.88 per unit per year, the amount of net income allocated to such units is currently greater than the net income allocated per Class B Limited Partnership unit. Due to the priority distribution, any dilution to net income per unit from the assumed exercise of unit options is currently applied entirely to Class B Limited Partnership units.

                        HISTORICAL FINANCIAL STATEMENTS

The historical financial statements reflect the results of PFAMCo Group during the first quarter of 1994. The results for the first quarter of 1995 include PA's post-Consolidation combined results in its partnership form. This accounting treatment, know as "reverse acquisition" accounting, is required under generally accepted accounting principles.

Therefore, many of the comparative differences in the results of operations between 1995 and 1994 are due to the reorganization of PFAMCo Group into partnership form, the inclusion of the former TAG operations in combination with PFAMCo Group's operations for the first quarter of 1995, and from transactions and restructuring which occurred in the Consolidation. The 1995 results also include certain first-time non-cash expenses related to the amortization of intangible assets created by the Consolidation and from expenses related to option and restricted unit plans.

RESULTS OF OPERATIONS FOR 1995 COMPARED TO 1994

PA's 1995 first quarter revenues, including PADCo, were $71.1 million compared to $43.5 million in the first quarter of 1994, up $27.6 million. The increase in revenues results primarily from the inclusion of the former TAG in the results of PA's operations.

Compensation and benefits which primarily includes salaries, employee benefits and incentive compensation is PA's largest expense category. Incentive compensation consists of profit-sharing and other incentive awards which are based upon profitability of the investment management subsidiaries. Profit-sharing awards range from 15% to 45% of such profits after Consolidation. Prior to the Consolidation, profit-sharing awards ranged from 40% to 80% of the profits, as defined, of the operating subsidiaries of PFAMCo Group.

Commission expenses include the up-front, trail and service fee commissions from PADCo's operations. Restricted Unit and Option Plan expenses result from grants to key employees of restricted units and options to purchase units at substantially reduced prices. Such plans have 5-year vesting provisions and other restrictions and the associated expense is being amortized over the 5-year period. There were no similar items in the 1994 results of operations for commissions and Restricted Unit and Option Plan expenses.

Occupancy and equipment expenses increased over 1994 due to facility expansion primarily at Pacific Investment Management and the inclusion of TAG's costs.

Other expenses includes marketing, professional fees, insurance and other costs.

Equity in income of partnerships represents earnings from StocksPLUS' investment in a limited partnership, StocksPLUS, L.P., a pooled investment vehicle whose investment objective is to create returns for clients above the S & P 500 index. The amount earned by StocksPLUS will vary from year-to-year and will depend on the relative investment performance of StocksPLUS, L.P. Other income includes earnings on invested cash, and increased in first quarter 1995 due primarily to higher levels of cash and cash equivalents.

Income tax expenses represents the current and deferred provision for federal and state income taxes. Following the Consolidation, PA is organized as a partnership whose income is generally not subject to tax at the partnership entity level. PA does, however, have some corporate subsidiaries that may be subject to federal and state income taxes.

CAPITAL RESOURCES AND LIQUIDITY

PA's and its predecessor entities' combined business has not historically been capital intensive. Prior to the Consolidation, working capital requirements had been satisfied out of operating cash flow or short-term borrowings. PA will make quarterly profit-sharing payments and distributions to its unitholders. PA may need to finance profit-sharing payments using short-term borrowings.

PA had approximately $60.6 million of cash and cash equivalents at March 31, 1995 compared to approximately $55.0 million at December 31, 1994. PA's liquidity not otherwise used for quarterly distributions will be used for general corporate purposes including profit-sharing payments and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PA believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source; however, PA has made no formal decision as to the source or necessity of such financing.

The Partnership distributes substantially all of its "Operating Profit Available for Distribution", after appropriate reserves, to its partners. Distributions are paid quarterly, in arrears, on the units outstanding to unitholders of record of the thirtieth day of the first month following each quarter-end. During the first quarter of 1995, the Partnership distributed $0.239 per Class A Limited Partnership and General Partner unit and $0.077 per Class B Limited Partnership unit related to the 1994 post-Consolidation earnings from November 16, 1994 through December 31, 1994. The Partnership declared a first quarter distribution of $0.47 per Class A Limited Partnership and General Partner unit payable to holders of record on April 30, 1995. The payment date for this distribution is May 15, 1995.

PA currently has no long-term debt. The Partnership does expect to obtain a $25 million four-year revolving line of credit for working capital purposes.

ECONOMIC FACTORS

The general economy including interest rates, inflation and client responses to economic factors will affect, to some degree, the operations of PA. As a significant portion of assets under management are fixed income funds, fluctuations in interest rates could have a material impact on the operations of PA. PA's advisory business is generally not capital intensive and therefore any effect of inflation, other than on interest rates, is not expected to have a significant impact on its operations or financial condition. Client responses to the economy, including decisions as to the amount of assets deposited may also impact the operations of PA. Any resulting revenue fluctuations may or may not be recoverable in the pricing of services offered by PA.

PART II:  OTHER INFORMATION


Item 5.  Other Information

          On April 25, 1995, the general partner of PIMCO Advisors L.P. adopted the First Amendment to the Amended and Restated Agreement of Limited Partnership of PIMCO Advisors L.P. The effect of such amendment is to exclude the losses of incorporated subsidiaries (see paragraph a) below) from the definition of "Operating Profit Available for Distribution". Such amendment amends the definition of "Operating Profit Available for Distribution" as set forth in Section 5.1 of said Partnership Agreement to read in full as follows:

          "Operating Profit Available for Distribution" of the Partnership shall
           -------------------------------------------
     mean, for any period, the net income of the Partnership as determined for financial accounting purposes under generally accepted accounting principles; provided, that Operating Profit Available for Distribution for any period as so determined shall be adjusted in accordance with the following special rules and/or clarifications:

          a) Operating Profit Available for Distribution shall be determined without regard to losses of any subsidiary of the Partnership, such as a Subchapter C corporation, which is not a flow-through entity for tax purposes.

          b) Operating Profit Available for Distribution shall be determined without regard to accrued revenues from performance fees unless such fees are not subject to forfeiture.

          c) Operating Profit Available for Distribution shall be determined without regard to any income or deductions attributable to the grant, amendment, vesting or exercise of any option or other right to purchase or receive Units or other equity interests in the Partnership.

          d) Operating Profit Available for Distribution shall be determined without regard to any amortization of goodwill and other intangible assets.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     4.1 (a) First Amendment to Amended and Restated Agreement of Limited Partnership of PIMCO Advisors L.P.

     11       Computations of Net Income Per Unit.

         (b)  Reports on Form 8-K

          During the quarter for which this report is filed: on March 15, 1995, Amendment No. 1 to Form 8-K/A (dated December 15, 1994) was filed; such amendment revised the information reported under Item 4 - Change in Registrant's Certifying Accountant.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PIMCO Advisors L.P.


                                    By   /s/ William D. Cvengros
                                         -----------------------

                                    William D. Cvengros
                                    Chief Executive Officer


                                    By   /s/  Steven T. Bailey
                                         ---------------------

                                    Steven T. Bailey
                                    Chief Financial Officer


                                    By   /s/  Robert M. Fitzgerald
                                         -------------------------

                                    Robert M. Fitzgerald
                                    Principal Accounting Officer



May 15, 1995