Form 10-Q/A
period 1995-03-31
PIMCO ADVISORS L P /
filed 1995-07-17
CIK 822426

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        AMENDMENT NO. 1 TO FORM 10-Q/A
(Mark One)

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

Item 6.  Exhibits and Reports on Form 8-K

         The purpose of amending this 10-Q is to include Exhibit 27 in the filing.

     (a)  Exhibits

     4.1(a)  First Amendment to Amended and Restated Agreement of Limited
             Partnership of PIMCO Advisors L.P.*
     11      Computations of Net Income Per Unit.*
     27      Financial Data Schedule

     (b)     Reports on Form 8-K

             During the quarter for which this report is filed; on March 15, 1995, Amendment No. 1 to Form 8-K/A (dated December 15, 1994) was filed; such amendment revised the information reported under Item 4 -- Change in Registrant's Certifying Accountant.


* Exhibit previously filed.

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



July 17, 1995