Form 10-Q
period 1995-06-30
PIMCO ADVISORS L P /
filed 1995-08-14
CIK 822426

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

  As of June 30, 1995, 13,450,264 publicly traded Class A units of limited partner interest and 26,619,391 privately-held Class A units of limited partner interest were issued and outstanding. There were 800,000 units of general partner interest issued and outstanding at June 30, 1995. In addition, there were 32,960,826 privately-held Class B units of limited partner interest issued and outstanding at June 30, 1995.

                              PIMCO ADVISORS L.P.

                                     INDEX

PART I   FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition as of
                June 30, 1995 and December 31, 1994                           3

             Consolidated Statements of Operations for the six months
                ended June 30, 1995 and June 30, 1994                         4

             Consolidated Statements of Operations for the three months
                ended June 30, 1995 and 1994                                  5

             Consolidated Statements of Cash Flows for the six months
                ended June 30, 1995 and 1994                                  6

             Notes to Consolidated Financial Statements                       7

 Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8-12

PART II  OTHER INFORMATION

 Item 5.  Other Information                                                  13

 Item 6.  Exhibits and Reports on Form 8-K                                   13

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PIMCO Advisors L.P. and Subsidiaries
                Consolidated Statements of Financial Condition
                  As of June 30, 1995 and December 31, 1994

                                  (Unaudited)

                                               June 30, 1995   December 31, 1994
                                               -------------   -----------------
    Assets
    ------

Current Assets:
  Cash and cash equivalents                    $ 57,768,305      $ 55,003,751
  Fees receivable                                46,132,096        29,134,608
  Other assets - current                          4,893,182         5,281,721
                                               ------------      ------------
    Total current assets                        108,793,583        89,420,080

Investments in limited partnerships               2,851,490         2,094,029
Fixed assets, net of accumulated
  depreciation                                   10,287,315         7,898,697
Intangible assets, net of accumulated
  amortization                                  261,836,385       279,840,951
Other assets - non current                          771,105           454,390
                                               ------------      ------------
    Total assets                               $384,539,878      $379,708,147
                                               ============      ============

    Liabilities and Partners' Capital
    ---------------------------------

Current Liabilities:
  Accounts payable, accrued expenses and
    other current liabilities                  $ 13,803,470      $ 19,547,610
  Accrued compensation                           30,053,642        13,387,340
                                               ------------      ------------
    Total current liabilities                    43,857,112        32,934,950

Other liabilities - non current                     440,773         1,244,423
                                               ------------      ------------
    Total liabilities                            44,297,885        34,179,373
                                               ------------      ------------

Partners' Capital:
  General Partner (800,000 units issued
    and outstanding)                              3,709,645         3,863,283
  Class A Limited Partners (40,069,655
    units issued and outstanding)               240,927,725       248,374,088
  Class B Limited Partners (32,960,826
    units issued and outstanding)               114,224,921       115,177,051
  Unamortized compensation                      (18,620,298)      (21,885,648)
                                               ------------      ------------
     Total Partners' capital                    340,241,993       345,528,774
                                               ------------      ------------
     Total liabilities and Partners' capital   $384,539,878      $379,708,147
                                               ============      ============

                            See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
                For the six months ended June 30, 1995 and 1994

                                  (Unaudited)

                                                                 June 30, 1995       June 30, 1994
                                                                 -------------       -------------
Revenues:
  Investment advisory fees:
    Private accounts                                              $ 96,774,335         $71,260,021
    Proprietary Funds                                               31,571,596          12,764,079
  Distribution and servicing fees                                   17,555,387
  Other                                                                682,076
                                                                  ------------         -----------
      Total revenues                                               146,583,394          84,024,100
                                                                  ------------         -----------

Expenses:
  Compensation and benefits                                         70,245,109          58,741,556
  Amortization of intangibles, Restricted Unit and Option Plans     21,269,916
  Commissions                                                       13,046,955
  General and administrative                                         4,668,863           2,264,087
  Occupancy and equipment                                            4,235,854           1,815,565
  Other                                                              7,444,869           5,365,112
                                                                  ------------         -----------
      Total expenses                                               120,911,566          68,186,320
                                                                  ------------         -----------
          Net operating income                                      25,671,828          15,837,780

Equity in income (loss) of limited partnerships                         97,853             (81,340)
Other income (expense)                                               1,721,005             (53,750)
                                                                  ------------         -----------
          Net income before taxes                                   27,490,686          15,702,690

Provision for taxes                                                    241,994           6,862,860
                                                                  ------------         -----------
          Net income                                              $ 27,248,692         $ 8,839,830
                                                                  ============         ===========
Net income allocated to:
  General Partner                                                 $    413,562
  Class A Limited Partner Units                                     20,700,682
  Class B Limited Partner Units                                      6,134,448
                                                                  ------------
          Total                                                   $ 27,248,692
                                                                  ============
Net income per unit:
  General Partner and Class A
    Limited Partner unit                                                 $0.52
                                                                  ============
  Class B Limited Partner unit                                           $0.17
                                                                  ============
Cash distributions paid per unit:
  General Partner and Class A
    Limited Partner unit                                                $0.709
                                                                  ============
  Class B Limited Partner unit                                          $0.215
                                                                  ============

                            See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
               For the three months ended June 30, 1995 and 1994

                                  (Unaudited)

                                                                 June 30, 1995       June 30, 1994
                                                                 -------------       -------------
Revenues:
  Investment advisory fees:
    Private accounts                                               $49,491,853         $33,985,359
    Proprietary Funds                                               16,575,865           6,536,231
  Distribution and servicing fees                                    9,079,286
  Other                                                                318,127
                                                                   -----------         -----------
      Total revenues                                                75,465,131          40,521,590
                                                                   -----------         -----------

Expenses:
  Compensation and benefits                                         35,150,847          28,815,772
  Amortization of intangibles, Restricted Unit and Option Plans     11,091,696
  Commissions                                                        6,804,477
  General and administrative                                         2,359,474           1,268,981
  Occupancy and equipment                                            2,329,135             914,204
  Other                                                              4,434,459           2,618,747
                                                                   -----------         -----------
      Total expenses                                                62,170,088          33,617,704
                                                                   -----------         -----------
          Net operating income                                      13,295,043           6,903,886

Equity in income (loss) of limited partnerships                         49,566                  10
Other income (expense)                                                 962,413             (79,229)
                                                                   -----------         -----------
          Net income before taxes                                  $14,307,022         $ 6,824,667

Provision for taxes                                                    198,344           2,968,696
                                                                   -----------         -----------
          Net income                                               $14,108,678         $ 3,855,971
                                                                   ===========         ===========
Net income allocated to:
  General Partner                                                  $   205,574
  Class A Limited Partner Units                                     10,296,538
  Class B Limited Partner Units                                      3,606,566
                                                                   -----------
          Total                                                    $14,108,678
                                                                   ===========
Net income per unit:
  General Partner and Class A
    Limited Partner unit                                                 $0.26
                                                                   ===========
  Class B Limited Partner unit                                           $0.10
                                                                   ===========
Cash distributions paid per unit:
  General Partner and Class A
    Limited Partner unit                                                $0.470
                                                                   ===========
  Class B Limited Partner unit                                          $0.138
                                                                   ===========

                            See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the six months ended June 30, 1995 and 1994

                                  (Unaudited)

                                                   June 30, 1995     June 30, 1994
                                                   -------------     --------------
Cash flows from operating activities:
Net income                                          $ 27,248,692      $  8,839,830
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, amortization, Restricted Unit
      and Option Plans                                22,603,732         1,136,237
    Equity in (income)loss of limited
      partnerships                                       (97,853)           81,340
    Unrealized gain on investments                       (51,378)
    Deferred income taxes                                               (1,402,980)
    Change in operating assets and liabilities:
      Fees receivable                                (16,997,488)        8,920,564
      Other assets                                      (128,312)         (944,040)
      Accounts payable, accrued expenses and other
       current liabilities                            (5,744,140)      (21,140,086)
      Accrued compensation                            16,666,302        30,603,191
      Other liabilities                                 (803,650)
    Other                                                 (3,859)         (180,892)
                                                    ------------      ------------
      Net cash provided by operating activities       42,692,046        25,913,164
                                                    ------------      ------------


Cash flows from investing activities:
  Purchases of fixed assets                           (3,974,550)         (848,236)
  Proceeds from sale of fixed assets                     255,975
  Notes receivable advances                             (100,767)          (65,850)
  Investments in limited partnerships                   (300,000)
  Investments in Proprietary Funds                        (7,327)      (33,025,873)
  Proceeds from sale of investments in
    Proprietary Funds                                                   17,966,476
                                                    ------------      ------------
      Net cash used in investing activities           (4,126,669)      (15,973,483)
                                                    ------------      ------------

Cash flows from financing activities:
  Cash distributions paid                            (36,050,855)
  Proceeds from option exercises                         250,032
  Dividends                                                             (4,200,000)
                                                    ------------      ------------
      Net cash used in financing activities          (35,800,823)       (4,200,000)
                                                    ------------      ------------

Net increase in cash and cash equivalents              2,764,554         5,739,681

Cash and cash equivalents, beginning of period        55,003,751         9,299,366
                                                    ------------      ------------
Cash and cash equivalents, end of period            $ 57,768,305      $ 15,039,047
                                                    ============      ============

Supplemental schedule of non-cash operating
  activities:
    Increase in other assets and long-term
     compensation liabilities relating to a
     subsidiary's long-term compensation plan                         $    134,876
                                                                      ============

Supplemental schedule of non-cash financing
  activities:
    Non-cash dividend to affiliate                                    $    700,000
                                                                      ============
    Reduction of payable to affiliate
      by capital contribution                                         $    500,000
                                                                      ============
Supplemental disclosures:
  Taxes paid                                        $     61,200      $  8,847,407
                                                    ============      ============
  Interest paid                                     $     18,750      $     46,217
                                                    ============      ============


                            See accompanying notes.

                              PIMCO Advisors L.P.
                   Notes to Consolidated Financial Statements

                                  (Unaudited)
                            _______________________


1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at June 30, 1995 and December 31, 1994, (b) the results of operations for the six- and three-month periods ended June 30, 1995 and 1994, and (c) the cash flows for the six-month periods ended June 30, 1995 and 1994, for PIMCO Advisors L.P. ("PA") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PA's Annual Report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

2) Earnings per unit are computed under the two-class method and are based on the weighted average number of units outstanding, assuming the exercise of dilutive unit options. See Exhibit 11 for the computation of the weighted average number of units outstanding during the periods.

    Distributions, on the units outstanding, are paid quarterly in arrears to unitholders of record as of the thirtieth day of the first month following each quarter-end.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     PIMCO Advisors L.P. and subsidiaries ("PA") was formed on November 15, 1994 ("Date of Consolidation"), when Pacific Financial Asset Management Group ("PFAMCo Group") merged (the "Consolidation") certain of its investment management businesses and substantially all of its assets into Thomson Advisory Group L.P. ("TAG"). The PFAMCo Group comprised the operations of Pacific Financial Asset Management Corporation ("PFAMCo"), an indirect wholly-owned subsidiary of Pacific Mutual Life Insurance Company ("Pacific Mutual"), and certain of its wholly-owned investment management subsidiaries. The businesses of PFAMCo Group contributed to PA were then contributed to newly formed subsidiaries of PA. The investment advisor subsidiaries are as follows:

     . Pacific Investment Management Company ("Pacific Investment Management") and its wholly-owned subsidiary, StocksPLUS Management, Inc. ("StocksPLUS"), managing primarily Fixed Income, with approximately $65.3 billion in assets under management;

     . Columbus Circle Investors ("CCI"), managing primarily Equities, with approximately $11.8 billion in assets under management;

     . Cadence Capital Management ("Cadence") managing Equities, with approximately $2.1 billion in assets under management;

     . Parametric Portfolio Associates ("Parametric"), managing Equities, with approximately $1.7 billion in assets under management;

     . NFJ Investment Group ("NFJ"), managing Equities, with approximately $1.2 billion in assets under management; and

     . Blairlogie Capital Management ("Blairlogie"), managing Equities, with approximately $600 million in assets under management.

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

Due to the different bases of presentation and resulting difficulties in analyzing comparative historical financial information as a result of the required accounting presentation, management has included below certain pro forma financial information as if the Consolidation occurred at the beginning of 1993. Pro forma results eliminate the significant comparative differences in the historical results of operations arising primarily from different taxation of corporations and partnerships, from the inclusion of the former TAG's results of operations in the pro forma results for the six- and three-month periods ended June 30, 1994, and from certain transactions and restructuring effected by the Consolidation, principally related to the creation and amortization of intangibles and revised profit sharing arrangements.

PRO FORMA FINANCIAL INFORMATION

The following table compares the actual results of operations for the six- and three-month periods ended June 30, 1995 to the pro forma results of operations for the six- and three-month periods ended June 30, 1994 as if the Consolidation discussed above had occurred on January 1, 1993. The pro forma operating results give effect to:

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

                                                        Six Months Ended         Three Months ended
                                                              June 30,                June 30,
                                                        1995         1994          1995        1994
                                                      --------     --------      -------     -------
                                                      (Amounts in thousands, except per unit amounts)
Revenues:
 Investment advisory fees                             $128,346     $115,587      $66,068     $56,441
 Distribution, servicing fees and other                 18,237       18,938        9,397       9,327
                                                      --------     --------      -------     -------
                                                       146,583      134,525       75,465      65,768
                                                      --------     --------      -------     -------
Expenses:
 Compensation and benefits                              70,245       60,037       35,151      30,461
 Commissions                                            13,047       12,036        6,805       5,468
 Amortization of intangibles,
  options and restricted units                          21,270       20,357       11,092      10,179
 Occupancy and equipment                                 4,236        3,133        2,329       1,790
 General and administrative                              4,669        3,193        2,359       1,774
 Other, net                                              5,867        8,245        3,620       4,146
                                                      --------     --------      -------     -------
                                                       119,334      107,001       61,356      53,818
                                                      --------     --------      -------     -------
   Net income                                         $ 27,249     $ 27,524      $14,109     $11,950
                                                      ========     ========      =======     =======
Net income allocated to:
 General Partner                                      $    414     $    430      $   206     $   203
 Class A Limited Partnership Units                      20,701       21,532       10,297      10,157
 Class B Limited Partnership Units                       6,134        5,562        3,606       1,590
                                                      --------     --------      -------     -------
   Total                                              $ 27,249     $ 27,524      $14,109     $11,950
                                                      ========     ========      =======     =======

Net income per unit:
  General Partner and Class A
   Limited Partnership Unit                           $   0.52     $   0.54      $  0.26     $  0.25
                                                      ========     ========      =======     =======
  Class B Limited Partnership Unit                    $   0.17     $   0.14      $  0.10     $  0.04
                                                      ========     ========      =======     =======

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

PA's consolidated actual 1995 six month revenues, including those of its wholly-owned distributor PADCo, were $146.6 million compared to $134.5 million pro forma in the six months of 1994, up $12.1 million. Advisory revenues were $128.3 million actual in 1995 compared to $115.6 million pro forma in 1994, up $12.7 million. PADCo's revenues were $18.2 million actual in 1995 compared to $18.9 million pro forma in 1994, down $0.7 million. PA's consolidated actual 1995 second quarter revenues, including those of its wholly owned distributor PADCo, were $75.5 million compared to $65.8 million pro forma in the second quarter of 1994, up $9.7 million. Advisory revenues were $66.1 million actual in 1995 compared to $56.4 million pro forma in 1994, up $9.7 million. Advisory revenue increases resulted from the commitment of new assets by institutional clients and from market appreciation. These increases were partially offset by a decline in performance based fees.

Revenues (pro forma in 1994) by operating entity were as follows:

                                     Six months ended      Three months ended
                                         June 30,               June 30,
                                  -----------------------  ------------------
      (in millions)                1995         1994         1995        1994
      -------------               ------       ------       -----       -----
Pacific Investment Management     $ 80.6       $ 72.3       $41.1       $34.6
CCI                                 24.7         21.8        12.8        11.1
Cadence                              6.4          5.9         3.3         2.9
Parametric                           2.0          2.4         1.1         1.3
NFJ                                  2.8          2.4         1.4         1.1
PADCo                               18.2         18.9         9.4         9.3
Other (1)                           11.9         10.8         6.4         5.5
                                  ------       ------       -----       -----
                                  $146.6       $134.5       $75.5       $65.8
                                  ======       ======       =====       =====

(1) Includes PA's Institutional Services (formerly PFAMCo) and Mutual Funds divisions and Blairlogie.

Compensation and benefits expenses in the six months of 1995 of $70.2 million were $10.2 million higher than 1994 pro forma. Compensation and benefits in the second quarter of 1995 of $35.2 million were $4.7 million higher than 1994 pro forma. These increases reflect additional staffing, primarily in Pacific Investment Management's client support and administration areas, as well as higher profit sharing expenses which are based on profits of each of the investment advisor subsidiaries.

Commission expenses, incurred by PADCo related to sales and servicing of retail mutual funds, increased $1.0 million to $13.0 million in the six months and increased $1.3 million to $6.8 million in the second quarter reflecting higher trail commissions due to an increased level of qualifying assets.

Amortization of intangibles, options and restricted units increased in the six months and the second quarter due to the acceleration of vesting of options due to terminations as a result of the Consolidation.

Occupancy and equipment has increased in the six months and the second quarter primarily due to additional office space as a result of the additional staffing discussed above.

Other expenses, net in the six months of 1995 decreased by $2.4 million from pro forma six months 1994 due principally to income from invested funds of $1.7 million. Other expenses, net in the second quarter of 1995 decreased by $0.5 million from pro forma 1994 also due principally to income from invested funds of $0.9 million. Marketing and promotional expenses (included in other, net) were also lower in the six months of 1995 compared to 1994 by $1.1 million as a result of lower current levels of mutual fund sales.

Net income per unit is computed under the two-class method which allocates net income to Class A and Class B Limited Partner units in proportion to the Operating Profit Available for Distribution for each class. Operating Profit Available for Distribution is defined by PA's partnership agreement and is computed as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans and losses of any subsidiary which is not a flow-through entity for tax purposes. Since Class A Limited Partner and General Partner units are entitled to a priority distribution of $1.88 per unit per year, the amount of net income allocated to such units is currently greater than the net income allocated per Class B Limited Partner unit. Due to the priority distribution, any dilution to net income per unit from the assumed exercise of unit options is currently applied entirely to Class B Limited Partner units.

                        HISTORICAL FINANCIAL STATEMENTS

The historical financial statements reflect the results of PFAMCo Group during the six- and three-month periods ended June 30, 1994. The results for the six- and three-month periods ended June 30, 1995 include PA's post-Consolidation combined results in its partnership form. This accounting treatment, known as "reverse acquisition" accounting, is required under generally accepted accounting principles.

Therefore, many of the comparative differences in the results of operations between 1995 and 1994 are due to the reorganization of PFAMCo Group into partnership form, the inclusion of the former TAG operations in combination with PFAMCo Group's operations for the six- and three-month periods ended June 30, 1995, and from transactions and restructuring which occurred in the Consolidation. The 1995 results also include certain first-time non-cash expenses related to the amortization of intangible assets created by the Consolidation and from expenses related to option and restricted unit plans.

RESULTS OF OPERATIONS FOR 1995 COMPARED TO 1994

PA's 1995 six month revenues, including PADCo, were $146.6 million compared to $84.0 million in the six months of 1994, up $62.5 million. PA's 1995 second quarter revenues, including PADCo, were $75.5 million compared to $40.5 million in the second quarter of 1994, up $35.0 million. The increase in revenues results primarily from the inclusion of the former TAG in the results of PA's operations.

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

Commission expenses include the up-front, trail and service fee commissions from PADCo's operations. Restricted Unit and Option Plan expenses result from grants to key employees of restricted units and options to purchase units at substantially reduced prices. Such plans generally have 5-year vesting provisions and other restrictions and the associated expense is being amortized over the 5-year period. There were no similar items in the 1994 results of operations for commissions and Restricted Unit and Option Plan expenses.

Occupancy and equipment expenses increased over 1994 due to facility expansion primarily at Pacific Investment Management and the inclusion of TAG's costs.

Other expenses includes marketing, professional fees, insurance and other expenses.

Equity in income of partnerships represents earnings from StocksPLUS' investment in a limited partnership, StocksPLUS, L.P., a pooled investment vehicle whose investment objective is to create returns for clients above the S & P 500 index. The amount earned by StocksPLUS will vary from year-to-year and will depend on the relative investment performance of StocksPLUS, L.P. Other income includes earnings on invested cash, and increased in the six- and three-month periods ended June 30, 1995 due primarily to higher levels of cash and cash equivalents.

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

PA had approximately $57.8 million of cash and cash equivalents at June 30, 1995 compared to approximately $55.0 million at December 31, 1994. PA's liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PA believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source, currently anticipated to be a sale of future income streams related to such commissions.

The Partnership distributes substantially all of its "Operating Profit Available for Distribution", after appropriate reserves, to its partners. Distributions are paid quarterly, in arrears, on the units outstanding to unitholders of record on the thirtieth day of the first month following each quarter-end. During the first six months of 1995, the Partnership distributed $0.239 per Class A Limited Partner and General Partner unit and $0.077 per Class B Limited Partner unit related to the 1994 post-Consolidation earnings from November 16, 1994 through December 31, 1994 and also distributed $0.47 per Class A Limited Partner and General Partner unit and $0.138 per Class B Limited Partner unit related to 1995 earnings. The Partnership declared a second quarter distribution of $0.47 per Class A Limited Partner and General Partner unit payable to holders of record on July 30, 1995. The payment date for this distribution is August 15, 1995.

PA currently has no long-term debt. The Partnership does expect to obtain a $25 million multi-year revolving line of credit for working capital purposes.

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

PART II:  OTHER INFORMATION

Item 5.  Other Information

     Steven T. Bailey, Chief Financial Officer of PIMCO Advisors L.P., left the Partnership on July 31, 1995 to pursue other opportunities. In connection therewith, all his unvested amounts of the 25,000 Class A Limited Partner and 25,000 Class B Limited Partner restricted units awarded in 1994 became vested. In addition, all his unvested amounts of the 200,000 Class B LP Unit options granted in 1994 became vested.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     11       Computations of Net Income Per Unit.

     27       Financial Data Schedule.

     (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the second quarter of 1995.

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



August 14, 1995