Form 10-Q
period 1995-09-30
PIMCO ADVISORS L P /
filed 1995-11-14
CIK 822426

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

      (x)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                    ----------------   -------------------
                         Commission File Number 1-09772

                              PIMCO ADVISORS L.P.
             (Exact name of registrant as specified in its charter)
          Delaware                                        06-1349805
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ------    ------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    ------    ------

     As of September 30, 1995, 13,501,764 publicly traded Class A units of limited partner interest and 26,619,391 privately-held Class A units of limited partner interest were issued and outstanding. There were 800,000 units of general partner interest issued and outstanding at September 30, 1995. In addition, there were 32,960,826 privately-held Class B units of limited partner interests issued and outstanding at September 30, 1995.

                              PIMCO ADVISORS L.P.

                                     INDEX

PART I    FINANCIAL INFORMATION

    Item 1. Consolidated Financial statements (Unaudited)

            Consolidated Statements of Financial Condition as of
                September 30, 1995 and December 31, 1994                      3

            Consolidated Statements of Operations for the nine months
                ended September 30, 1995 and 1994                             4

            Consolidated Statements of Operations for the three months
                ended September 30, 1995 and 1994                             5

            Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1995 and 1994                             6

            Notes to Consolidated Financial Statements                        7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8-12

PART II OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                 13

PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements

                      PIMCO Advisors L.P. and Subsidiaries
                 Consolidated Statements of Financial Condition
                 As of September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                                              September 30, 1995         December 31, 1994
                                                              ------------------         -----------------

Assets
------

Current Assets:
        Cash and cash equivalents                                 $ 47,779,210              $ 55,003,751
        Fees receivable                                             52,265,586                29,134,608
        Investment in Proprietary Funds                             10,826,759                   663,347
        Other assets - current                                       4,659,252                 4,618,374
                                                                  ------------              ------------
                Total Current Assets                               115,530,807                89,420,080

Investments in limited partnerships                                  3,285,016                 2,094,029
Fixed assets, net of accumulated depreciation                       10,225,068                 7,898,697
Intangible assets, net of accumulated amortization                 252,834,102               279,840,951
Other assets - non current                                           2,390,783                   454,390
                                                                  ------------              ------------
                Total Assets                                      $384,265,776              $379,708,147
                                                                  ============              ============


Liabilities and Partners' Capital
---------------------------------

Current Liabilities:
        Accounts payable, accrued expenses and
          other current liabilities                               $ 16,735,292              $ 19,547,610
        Accrued compensation                                        32,953,847                13,387,340
                                                                  ------------              ------------
                Total Current Liabilities                           49,689,139                32,934,950


Other Liabilities - non current                                        497,013                 1,244,423
                                                                  ------------              ------------
                Total Liabilities                                   50,186,152                34,179,373
                                                                  ------------              ------------

Partners' Capital:
        General Partner (800,000 units issued and outstanding)       3,565,614                 3,863,283
        Class A Limited Partners (40,121,155 and 40,018,155
          units issued and outstanding at September 30, 1995
          and December 31, 1994, respectively)                     233,829,271               248,374,088
        Class B Limited Partners (32,960,826
          units issued and outstanding)                            112,941,304               115,177,051
        Unamortized compensation                                   (16,256,565)              (21,885,648)
                                                                  ------------              ------------
               Total Partners' Capital                             334,079,624               345,528,774
                                                                  ------------              ------------
               Total Liabilities and Partners' Capital            $384,265,776              $379,708,147
                                                                  ============              ============

                            See accompanying notes

                      PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
             For the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                              September 30, 1995         September 30, 1994
                                                              ------------------         ------------------

Revenues:
        Investment advisory fees:
          Private accounts                                        $148,455,504              $104,389,842
          Proprietary Funds                                         51,694,328                20,190,206
        Distribution and servicing fees                             28,644,034
        Other                                                          992,336
                                                                  ------------              ------------
                Total revenues                                     229,786,202               124,580,048
                                                                  ------------              ------------

Expenses:
        Compensation and benefits                                  109,009,197                86,246,584
        Amortization of intangibles, restricted units
          and option plans                                          32,635,932
        Commissions                                                 20,736,108
        General and administrative                                   6,790,103                 3,523,641
        Occupancy and equipment                                      6,466,117                 2,785,272
        Other                                                       12,063,798                 9,987,769
                                                                  ------------              ------------
                Total expenses                                     187,701,255               102,543,266
                                                                  ------------              ------------
                        Operating income                            42,084,947                22,036,782

Equity in income of limited partnership                                155,002                    15,725
Other income                                                         2,655,277                   567,056
                                                                  ------------              ------------
                        Income before taxes                         44,895,226                22,619,563
Provision for taxes                                                    505,378                 9,800,715
                                                                  ------------              ------------
                        Net income                                $ 44,389,848              $ 12,818,848
                                                                  ============              ============


Net income allocated to:
        General Partner                                           $    645,529
        Class A Limited Partner Units                               32,334,287
        Class B Limited Partner Units                               11,410,032
                                                                  ------------
                        Total                                     $ 44,389,848
                                                                  ============

Net income per unit
        General Partner and Class A Limited Partner unit          $       0.81
                                                                  ============
        Class B Limited Partner unit                              $       0.31
                                                                  ============
Cash distributions paid per unit:
        General Partner and Class A Limited Partner unit          $      1.179
                                                                  ============
        Class B Limited Partner unit                              $      0.414
                                                                  ============

                            See accompanying notes

                      PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
             For the three months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                              September 30, 1995         September 30, 1994
                                                              ------------------         ------------------

Revenues:
        Investment advisory fees:
          Private accounts                                        $ 51,681,169              $ 33,129,821
          Proprietary Funds                                         20,122,732                 7,426,127
        Distribution and servicing fees                             11,088,648
        Other                                                          310,260
                                                                  ------------              ------------
                Total revenues                                      83,202,809                40,555,948
                                                                  ------------              ------------

Expenses:
        Compensation and benefits                                   38,764,094                27,505,028
        Amortization of intangibles, restricted units
          and option plans                                          11,366,016
        Commissions                                                  7,689,152
        General and administrative                                   2,121,240                 1,259,554
        Occupancy and equipment                                      2,230,259                   969,707
        Other                                                        4,618,929                 4,622,657
                                                                  ------------              ------------
                Total expenses                                      66,789,690                34,356,946
                                                                  ------------              ------------
                        Operating income                            16,413,119                 6,199,002

Equity in income of limited partnership                                 57,149                    97,065
Other income                                                           934,272                   620,806
                                                                  ------------              ------------
                        Income before taxes                         17,404,540                 6,916,873
Provision for taxes                                                    263,384                 2,937,855
                                                                  ------------              ------------
                        Net income                                $ 17,141,156              $  3,979,018
                                                                  ============              ============


Net income allocated to:
        General Partner                                           $    231,969
        Class A Limited Partner Units                               11,633,599
        Class B Limited Partner Units                                5,275,588
                                                                  ------------
                        Total                                     $ 17,141,156
                                                                  ============

Net income per unit
        General Partner and Class A Limited Partner unit          $       0.29
                                                                  ============
        Class B Limited Partner unit                              $       0.14
                                                                  ============
Cash distributions paid per unit:
        General Partner and Class A Limited Partner unit          $      0.470
                                                                  ============
        Class B Limited Partner unit                              $      0.199
                                                                  ============

                            See accompanying notes

                      PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                              September 30, 1995         December 31, 1994
                                                              ------------------         -----------------

Cash flows from operating activities:
Net income                                                        $ 44,389,848               $ 12,818,848
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation, amortization, Restricted Unit and
          Option Plans                                              34,730,364                  1,691,330
        Equity in (income) loss of limited partnerships               (155,002)                   (15,725)
        Unrealized gain on investments                                 (95,647)
        Deferred income taxes                                                                     (48,023)
        Change in operating assets and liabilities:
          Fees receivable                                          (23,130,978)                 9,043,771
          Other assets                                              (1,849,819)                   174,772
          Accounts payable, accrued expenses and
            other current liabilities                               (2,812,318)               (21,782,827)
          Accrued compensation                                      19,566,507                  5,232,985
          Other liabilities                                           (747,410)
        Other                                                           12,593                     83,252
                                                                  ------------               ------------
          Net cash provided by operating activities                 69,908,138                  7,198,383
                                                                  ------------               ------------

Cash flows from investing activities:
    Purchases of fixed assets                                       (4,702,671)                (1,309,388)
    Proceeds from sale of fixed assets                                 269,275
    Notes receivable advances                                         (265,709)                  (118,307)
    Investments in Proprietary Funds                               (10,067,765)
    Investments in limited partnerships and other                     (897,728)               (48,646,635)
    Proceeds from sale of investments in Proprietary Funds                                     56,972,210
                                                                  ------------               ------------
         Net cash provided by (used in) investing activities       (15,664,598)                 6,897,880
                                                                  ------------               ------------

Cash flows from financing activities:
    Cash distribution paid                                         (61,843,002)
    Proceeds from option exercises                                     374,921
    Dividends                                                                                  (9,200,000)
                                                                  ------------               ------------
         Net cash used in financing activities                     (61,468,081)                (9,200,000)
                                                                  ------------               ------------

Net increase (decrease) in cash and cash equivalents                (7,224,541)                 4,896,263

Cash and cash equivalents, beginning of period                      55,003,751                  9,299,366
                                                                  ------------               ------------
                                                                  $ 47,779,210               $ 14,195,629
                                                                  ============               ============

Supplemental schedule of non-cash operating activities:
    Increase in other assets and long term compensation
      liabilities relating to a subsidiary's long-term
      compensation plan                                                                      $    994,004
                                                                                             ============

Supplemental schedule of non-cash financing activities:
    Non-cash dividend to affiliate                                                           $    700,000
                                                                                             ============

    Reduction of payable to affiliate by capital contribution                                $    500,000
                                                                                             ============

Supplemental disclosures:
    Taxes paid                                                    $    383,310               $ 13,440,295
                                                                  ============               ============
    Interest paid                                                 $     18,750               $     46,217
                                                                  ============               ============

See accompanying notes

                              PIMCO Advisors L.P.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at September 30, 1995 and December 31, 1994, (b) the results of operations for the nine- and three-month periods ended September 30, 1995 and 1994, and (c) the cash flows for the nine-month periods ended September 30, 1995 and 1994, for PIMCO Advisors L.P. ("PA") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PA's Annual Report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

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

          Pacific Investment Management Company ("Pacific Investment Management") and its wholly-owned subsidiary, StocksPLUS Management, Inc. ("StocksPLUS"), managing primarily Fixed Income, with approximately $68.5 billion in assets under management;

          Columbus Circle Investors ("CCI"), managing primarily Equities, with approximately $13.0 billion in assets under management;

          Cadence Capital Management ("Cadence") managing Equities, with approximately $2.4 billion in assets under management;

          Parametric Portfolio Associates ("Parametric"), managing Equities, with approximately $1.5 billion in assets under management;

          NFJ Investment Group ("NFJ"), managing Equities, with approximately $1.4 billion in assets under management; and

          Blairlogie Capital Management ("Blairlogie"), managing Equities, with approximately $650 million in assets under management.

The subsidiaries are each a registered investment advisor and collectively they provide a broad array of investment management and advisory services for clients, using distinctive investment management styles.

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

Due to the different bases of presentation and resulting difficulties in analyzing comparative historical financial information as a result of the required accounting presentation, management has included below certain pro forma financial information as if the Consolidation occurred at the beginning of 1993. Pro forma results eliminate the significant comparative differences in the historical results of operations arising primarily from different taxation of corporations and partnerships, from the inclusion of the former TAG's results of operations in the pro forma results for the nine- and three-month periods ended September 30, 1994, and from certain transactions and restructuring effected by the Consolidation, principally related to the creation and amortization of intangibles and revised profit sharing arrangements.

PRO FORMA FINANCIAL INFORMATION

The following table compares the actual results of operations for the nine- and three-month periods ended September 30, 1995 to the pro forma results of operations for the nine- and three-month periods ended September 30, 1994 as if the Consolidation discussed above had occurred on January 1, 1993. The pro forma operating results give effect to:

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

                                                  Nine Months Ended             Three Months Ended
                                                    September 30,                  September 30,
                                                  1995        1994              1995         1994
                                               --------     -------           -------      -------
                                                 (Amounts in thousands, except per unit amount)
Revenues:
    Investment advisory fees                   $200,149    $172,114           $71,804      $56,527
    Distribution, servicing fees and other       29,637      28,386            11,399        9,448
                                               --------    --------           -------      -------
                                                229,786     200,500            83,203       65,975
                                               --------    --------           -------      -------
Expenses:
    Compensation and benefits                   109,009      89,675            38,764       29,638
    Commissions                                  20,736      17,506             7,689        5,470
    Amortization of intangibles, options
       and restricted units                      32,636      30,447            11,366       10,090
    Occupancy and equipment                       6,466       4,764             2,230        1,631
    General and administrative                    6,790       5,142             2,121        1,949
    Other (net)                                   9,759      11,930             3,892        3,685
                                               --------    --------           -------      -------
                                                185,396     159,464            66,062       52,463
                                               --------    --------           -------      -------
               Net income                      $ 44,390    $ 41,036           $17,141      $13,512
                                               ========    ========           =======      =======

Net income allocated to:
    General Partner                            $    646    $    646           $   232      $   215
    Class A Limited Partnership Units            32,334      32,299            11,633       10,768
    Class B Limited Partnership Units            11,410       8,091             5,276        2,529
                                               --------    --------           -------      -------
               Total                           $ 44,390    $ 41,036           $17,141      $13,512
                                               ========    ========           =======      =======


Net income per unit:
    General Partner and Class A                $   0.81    $   0.81           $  0.29      $  0.27
    Limited Partnership Unit                   ========    ========           =======      =======
    Class B Limited Partnership Unit           $   0.31    $   0.21           $  0.14      $  0.07
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

PA's consolidated actual 1995 nine month revenues, including those of its wholly-owned distributor PADCo, were $229.8 million compared to $200.5 million pro forma in the nine months of 1994, up $29.3 million. Advisory revenues were $200.1 million actual in 1995 compared to $172.1 million pro forma in 1994, up $28.0 million. PADCo's revenues were $29.6 million actual in 1995 compared to $28.4 million pro forma in 1994, up $1.2 million. PA's consolidated actual 1995 third quarter revenues, including those of its wholly-owned distributor PADCo, were $83.2 million compared to $66.0 million pro forma in the third quarter of 1994, up $17.2 million. Advisory revenues were $71.8 million actual in 1995 compared to $56.5 million pro forma in 1994, up $15.3 million. Advisory revenue increases resulted from the commitment of new assets by institutional clients and from market appreciation. These increases were also affected by an increase in performance based fees during the third quarter and on a year-to-date basis.

Revenues (pro forma in 1994) by operating entity were as follows:

                                                  Nine Months Ended             Three Months Ended
                                                    September 30,                  September 30,
                                                  1995        1994              1995         1994
                                               --------     -------           -------      -------
                                                             (In millions)
Pacific Investment Management                  $  126.1    $  106.8           $  45.6      $  34.5
CCI                                                38.7        32.9              13.9         11.0
Cadence                                            10.5         9.0               4.0          3.1
Parametric                                          2.9         3.4               1.0          1.1
NFJ                                                 4.4         3.6               1.5          1.2
PADCo                                              29.6        28.4              11.4          9.4
Other (1)                                          17.6        16.4               5.8          5.7
                                               --------    --------           -------      -------
                                               $  229.8    $  200.5           $  83.2      $  66.0
                                               ========    ========           =======      =======

(1) Includes PA's Institutional Services (formerly PFAMCo) and Mutual Funds divisions and Blairlogie.

Compensation and benefits expenses in the nine months of 1995 of $109.0 million were $19.3 million higher than 1994 pro forma. Compensation and benefits in the third quarter of 1995 of $38.8 million were $9.2 million higher than 1994 pro forma. These increases reflect additional staffing, primarily in Pacific Investment Management's client support and administration areas, as well as higher profit sharing expenses which are based on profits of each of the investment advisor subsidiaries.

Commission expenses, incurred by PADCo related to sales and servicing of retail mutual funds, increased $3.2 million to $20.7 million in the nine months and increased $2.2 million to $7.7 million in the third quarter reflecting higher trail commissions due to an increased level of qualifying assets, as well as increased "up front" commissions on higher current sales levels.

Amortization of intangibles, options and restricted units increased in the nine months and the third quarter due to the acceleration of vesting of options and restricted units due to terminations as a result of the Consolidation.

Occupancy and equipment has increased in the nine months and the third quarter primarily due to additional office space as a result of the additional staffing discussed above.

Other expenses (net) in the nine months of 1995 decreased by $2.2 million from pro forma nine months 1994 due principally to income from invested funds of $2.6 million. Other expenses, net in the third quarter of 1995 increased by $0.2 million from pro forma 1994 due principally to increases in insurance cost. Marketing and promotional expenses (included in other, net) were also lower in the nine months of 1995 compared to 1994 by $1.6 million as a result of lower expenditures at most subsidiaries.

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

HISTORICAL FINANCIAL STATEMENTS

The historical financial statements reflect the results of PFAMCo Group during the nine- and three-month periods ended September 30, 1994. The results for the nine-and three-month periods ended September 30, 1995 include PA's post-Consolidation combined results in its partnership form. This accounting treatment, known as "reverse acquisition" accounting, is required under generally accepted accounting principles.

Therefore, many of the comparative differences in the results of operations between 1995 and 1994 are due to the reorganization of PFAMCo Group into partnership form, the inclusion of the former TAG operations in combination with PFAMCo Group's operations for the nine- and three-month periods ended September 30, 1995, and from transactions and restructuring which occurred in the Consolidation. The 1995 results also include certain first-time non-cash expenses related to the amortization of intangible assets created by the Consolidation and from expenses related to option and restricted unit plans.

RESULTS OF OPERATIONS FOR 1995 COMPARED TO 1994

PA's 1995 nine month revenues, including PADCo, were $229.8 million compared to $124.6 million in the nine months of 1994, up $105.2 million. PA's 1995 third quarter revenues, including PADCo, were $83.2 million compared to $40.6 million in the third quarter of 1994, up $42.6 million. The increase in revenues results primarily from the inclusion of the former TAG in the results of PA's operations.

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

Equity in income of partnerships represents earnings from StocksPLUS' investment in a limited partnership, StocksPLUS, L.P., a pooled investment vehicle whose investment objective is to create returns for clients above the S & P 500 index. The amount earned by StocksPLUS will vary from year-to-year and will depend on the relative investment performance of StocksPLUS, L.P. Other income consists principally of earnings on invested cash, and increased in the nine-and three-month periods ended September 30, 1995 due primarily to higher levels of cash and cash equivalents. Income tax expenses represent the current and deferred provision for federal and state income taxes. Following the Consolidation, PA is organized as a partnership whose income is generally not subject to tax at the partnership entity level. PA does, however, have some corporate subsidiaries that may be subject to federal and state income taxes.

CAPITAL RESOURCES AND LIQUIDITY

PA's and its predecessor entities' combined business has not historically been capital intensive. Prior to the Consolidation, working capital requirements had been satisfied out of operating cash flow or short-term borrowings. PA will make quarterly profit-sharing payments and distributions to its unitholders. PA may need to finance profit-sharing payments using short-term borrowings. PA had approximately $47.8 million of cash and cash equivalents at September 30, 1995 compared to approximately $55.0 million at December 31, 1994. PA's liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PA believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

The Partnership distributes substantially all of its "Operating Profit Available for Distribution", after appropriate reserves, to its partners. Distributions are paid quarterly, in arrears, on the units outstanding to unitholders of record on the thirtieth day of the first month following each quarter-end. During the first nine months of 1995, the Partnership distributed $0.239 per Class A Limited Partner and General Partner unit and $0.077 per Class B Limited Partner unit related to the 1994 post-Consolidation earnings from November 16, 1994 through December 31, 1994 and also distributed $0.94 per Class A Limited Partner and General Partner unit and $0.337 per Class B Limited Partner unit related to 1995 earnings. The Partnership declared a third quarter distribution of $0.47 per Class A Limited Partner and General Partner unit payable to holders of record on October 30, 1995. The payment date for this distribution is November 15, 1995.

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

PART II:  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

     11    Computations of Net Income Per Unit.

     27    Financial Data Schedule.

     (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PIMCO Advisors L.P.


                                                By    /s/ William D. Cvengros
                                                   -----------------------------
                                                   William D. Cvengros
                                                   Chief Executive Officer


                                                By    /s/  Robert M. Fitzgerald
                                                   -----------------------------
                                                   Robert M. Fitzgerald
                                                   Principal Accounting Officer



November 14, 1995