Form 10-K
period 1995-12-31
PIMCO ADVISORS L P /
filed 1996-04-01
CIK 822426

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

Mark One:
           [X] Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934 [Fee Required]

                  For the Fiscal Year ended December 31, 1995

                                       or

         [_] Transition Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934 [No Fee Required]

                     For the Transition Period from     to

Commission file No. 1-09772

                              PIMCO ADVISORS L.P.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                       06-1349805
- --------------------------------------------------------------------------------
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

       800 NEWPORT CENTER DRIVE, NEWPORT BEACH, CA       92660
- --------------------------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

Registrant's telephone number, including area code: 714-717-7022
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                   WHICH REGISTERED
        CLASS A UNITS OF LIMITED PARTNER INTEREST     NEW YORK STOCK EXCHANGE
- --------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
- --------------------------------------------------------------------------------
                               (Title of Class)
- --------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X      No  _____
           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting stock* held by non-affiliates of the registrant. As of March 18, 1996, the value was approximately $297,254,213.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

___________
* The securities held by non-affiliates are not voting stock but are 13,588,764 publicly held Class A Units of limited partner interest.

                                    PART I

ITEM 1. BUSINESS

     PIMCO Advisors L.P. (the "Partnership" or "PIMCO Advisors") is one of the nation's largest publicly traded investment management firms with, at December 31, 1995, approximately $95 billion of assets under management. The Partnership offers a broad range of investment management services and styles to institutional and retail investors, combining the fixed income-oriented institutional investment management operations of Pacific Investment Management Company, the equity-oriented investment management operations of Columbus Circle Investors and four smaller affiliated domestic and international equity investment management firms and mutual fund operations. The Partnership provides investment management services primarily to (i) large institutional clients through separate accounts, (ii) smaller institutional clients and financial intermediaries through the PIMCO Funds and (iii) retail investors through the PIMCO Advisors Funds, which are sold principally through broker-dealers.

     The Partnership's strategy is to pursue growth by marketing the investment management expertise, performance record and reputation of its six institutional investment management firms (the "Investment Management Firms"). The Investment Management Firms are five Delaware partnerships: Pacific Investment Management Company ("PIMCO"), Columbus Circle Investors ("CCI"), Cadence Capital Management ("Cadence"), NFJ Investment Group ("NFJ") and Parametric Portfolio Associates ("Parametric"); and one United Kingdom limited partnership, Blairlogie Capital Management ("Blairlogie").

     The six Investment Management Firms are structured as separate and largely autonomous subsidiaries. The Partnership believes this decentralized structure enables the Investment Management Firms to implement their own distinct investment strategies and philosophies, providing financial and other incentives for the managers of each of the firms to render superior performance and client service. The Managing Directors of the Investment Management Firms have a significant profits interest in their respective Investment Management Firms, as well as substantial economic interests in the Partnership. These economic interests relate significantly to Class B LP Units, distributions on which until December 31, 1997 are subordinated to the annual $1.88 per Unit priority distribution on the Class A LP Units as described below.

1994 CONSOLIDATION

     PIMCO Advisors business results from the November 1994 consolidation (the "Consolidation") of the investment advisory businesses of certain wholly-owned subsidiaries of Pacific Financial Asset Management Corporation ("PFAMCo"), i.e., PIMCO, Cadence, Parametric, NFJ and Blairlogie, with the investment advisory and mutual fund distribution businesses, including CCI, which were formerly conducted under the name of Thomson Advisory Group L.P. and its affiliate Thomson Investors Services Inc. (now named PIMCO Advisors Distribution Company). PFAMCo also contributed its own administrative and distribution operations to PIMCO Advisors as part of the Consolidation. As part of the Consolidation, PIMCO Partners, G.P. ("PPGP") replaced Thomson Advisory Group Inc. ("TAG Inc.") as the general partner of the Partnership.

THE RESTRUCTURING

     General. Under current law, PIMCO Advisors will cease being classified as a partnership for federal income tax purposes and will be treated as a corporation immediately after December 31, 1997 (or sooner if PIMCO Advisors adds a substantial new line of business or otherwise fails to satisfy certain requirements) unless PIMCO Advisors limited partner interests cease to be publicly traded prior to such time. As a corporation, PIMCO Advisors would be subject to tax on its income and its shareholders would be subject to tax on distributions. In an effort to preserve partnership tax treatment after December 31, 1997 for the holders of PIMCO Advisors partner interests who are affiliates of PIMCO Advisors (the "Nonpublic Unitholders"), the PIMCO Advisors Amended and Restated Partnership Agreement (the "Partnership Agreement") confers on PPGP, the general partner of PIMCO Advisors, broad authority to effect one or more restructurings (collectively, the "Restructuring") of PIMCO Advisors in connection with, or in anticipation of, such a change in tax status. Under the Partnership Agreement, PPGP may choose the timing and form of the Restructuring in its sole discretion.

     It is currently anticipated that on or prior to December 31, 1997, PPGP, TAG Inc. and the Partnership will engage in transactions resulting in the holders of PIMCO Advisors limited partner interests who are not Nonpublic Unitholders, the holders of TAG Inc.'s securities and certain other PIMCO Advisors Unitholders all indirectly owning equity interests in PIMCO Advisors through the publicly traded securities of an entity taxed as a corporation, which will directly or beneficially own one Unit of partner interest of PIMCO Advisors for each share of its common stock outstanding. After the Restructuring, it is expected that the successor will be the sole publicly traded entity through which equity interests in PIMCO Advisors will be owned. See "Restructuring" in Item 13 hereof.

GENERAL

     The table below sets forth the assets under management of the Partnership and its six Investment Management Firms at the dates indicated:



                                            ASSETS UNDER MANAGEMENT (in millions)
                                            -------------------------------------
                                                       AT DECEMBER 31,
                                                       ---------------
                                       ------------------------------------------------------
                                          1995      1994        1993       1992       1991
                                       ---------- ---------- ---------- ---------- ----------
Pacific Investment Management           $ 76,371   $ 56,883   $ 53,001   $ 41,249   $ 36,169
Columbus Circle Investors                 12,670     10,304      9,848      8,070      6,435
Cadence Capital Management                 2,393      1,762      1,647        940        658
Parametric Portfolio Associates            1,569      1,546      1,385        932        655
NFJ Investment Group                       1,455      1,072        966        534        344
Blairlogie Capital Management                645        479         97         -          -
Other /1/                                     79        129      1,194      2,630      3,180
                                        --------   --------   --------   --------   --------
          Total                         $ 95,182   $ 72,175   $ 68,138   $ 54,355   $ 47,441
                                        ========   ========   ========   ========   ========

___________
1 Includes assets under management not advised or subadvised by the Investment Management Firms. For years ended December 31, 1991, 1992 and 1993, includes assets invested in the Cash Accumulation Trust, a money market fund, which is currently subadvised by Columbus Circle Investors.

     The table below sets forth the assets under management of PIMCO Advisors and the six Investment Management Firms by investment type, at December 31, 1995:

                                       ASSETS UNDER MANAGEMENT
                                            (in millions)
                                      -------------------------
Institutional Separate Accounts
          Fixed Income                      $  50,264
          Equity                               16,248
Institutional Mutual Funds /1/
          Fixed Income                         16,732
          Equity                                3,768
Retail Mutual Funds
          Fixed Income                          2,043
          Equity                                5,486
Retail Money Market                               641
                                            ---------
          Total                             $  95,182
                                            =========



___________
1    Includes assets managed under pooling arrangements.

     PIMCO Advisors markets its investment management services to institutional and mutual fund clients through client service representatives at each of the Investment Management Firms and through distributors including PIMCO Advisors Distribution Company ("PADCo"), a wholly-owned broker-dealer which distributes and markets shares of the retail mutual funds of PIMCO Advisors.

     The revenues of the Partnership and its six Investment Management Firms consist principally of management fees based on the value of assets under management and in some cases the performance of the advisor. The table below sets forth management fees for the Partnership and its six Investment Management Firms for the periods indicated:


                                                   MANAGEMENT FEES (in thousands)
                                                   ------------------------------
                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                       -----------------------------------------------------------
                                          1995        1994        1993       1992         1991
                                       ----------- ----------- ----------- ----------- -----------
Pacific Investment Management           $ 180,937   $ 141,218   $ 144,487   $ 106,279   $  84,063
Columbus Circle Investors                  53,078      44,363      39,460      32,151      25,203
Cadence Capital Management                 14,555      12,120       9,504       6,103       4,108
Parametric Portfolio Associates             3,753       4,451       4,505       2,932       2,205
NFJ Investment Group                        5,916       4,967       3,795       2,007       1,359
Blairlogie Capital Management               2,916         420          23         -           -
Other /1/                                  20,455      23,936      20,592      22,805      21,898
                                        ---------   ---------   ---------   ---------   ---------
                    Total               $ 281,610   $ 231,475   $ 222,366   $ 172,277   $ 138,836
                                        =========   =========   =========   =========   =========



___________
1 Includes revenues not directly allocable to the investment management services of the Investment Management Firms, the management fees of the Cash Accumulation Trust and intercompany eliminations.

     A principal component of the Partnership's marketing strategy is the historical performance of the Investment Management Firms' relative to selected benchmarks over long periods of time. For example, PIMCO stresses its record in equaling or exceeding client-selected performance benchmarks over long periods through a measured risk taking approach that emphasizes preservation of capital. Over the last 10 years, PIMCO's Total Return composite, representing approximately 55% of PIMCO's total assets under management at December 31, 1995, outperformed the Lehman Brothers Aggregate Bond Index by approximately 126 basis points (10.89% compared to 9.63%) annually on a compound basis after adjusting for the advisory fees paid to PIMCO.

PRIMARY MARKETS AND STRATEGY FOR GROWTH

     The two primary markets for the investment management services offered by the Investment Management Firms are the institutional market and the retail mutual fund market. Several of the Investment Management Firms also manage private accounts for high net worth individuals.

     INSTITUTIONS. The institutional market for investment management services includes corporate, government and multi-employer pension plans, charitable endowments and foundations, and corporations purchasing investment management services for their own account. Each of the Investment Management Firms serves the institutional market and conducts its own institutional marketing activities. In general, the Investment Management Firms' marketing approach targets Fortune 1,000 companies and other large institutional investors. The Investment Management Firms seek to develop client relationships through investment management performance and focused and responsive client service. Their business strategies also involve increasing assets under management for non-U.S. clients, expanding the array of fixed income and equity products offered to clients, seeking to expand market share with medium and smaller institutional investors by offering pooled investment vehicles such as the PIMCO Funds, and otherwise seeking to diversify and expand their businesses by investment strategy, method of delivery and markets.

     RETAIL MUTUAL FUNDS. Like the institutional market for investment management services, the mutual fund market has expanded rapidly in recent years.

     The mutual fund industry is highly competitive and is characterized by a high degree of fragmentation and a large and rapidly increasing number of product offerings. Marketing strategies, product development, business development, sales expertise and servicing are increasingly important. The traditional channel for the distribution of mutual funds (other than money market funds) is through brokerage firms that are not affiliated with the funds' sponsor organization and that are compensated primarily through front-end sales loads deducted from the purchaser's investment at the time of the sale. Increasingly other distribution arrangements and channels have become important. These include "no-load" or "low-load" funds, sold primarily through direct marketing efforts or captive sales forces affiliated with the sponsor organization; "private label" and "proprietary" funds managed by and offered primarily through, or to customers of, a financial organization such as a brokerage firm, insurance company or bank; and "back-end load" or "level load" funds offered through brokerage and other third-party channels, but with compensation to the selling brokers being funded through commission advances from the funds' sponsor which are recovered through ongoing charges against fund assets assessed under Rule 12b-1 under the Investment Company Act, as amended (the "Investment Company Act"), contingent deferred sales charges assessed against shareholders at the time they redeem their investments, or a combination of such sources.

     The Partnership's retail strategy centers on the PIMCO Advisors Funds, a family of 16 predominantly equity-based retail mutual funds. The Partnership's strategy is to build a "brand name" awareness of the fund group both at the broker-dealer level and the retail investor level, creating a valuable, long-term franchise. Leveraging off the depth and expertise of the six Investment Management Firms, the Partnership has developed new funds to fill gaps in its product line in terms of investment objectives and styles. Since November 1994, PIMCO Advisors Funds has added funds as follows: (i) a total return fixed income fund managed by PIMCO; (ii) an innovation/technology equity fund managed by CCI;
(iii) a value equity fund managed by NFJ; (iv) a global fixed income fund managed by PIMCO; and (v) a "growth at a reasonable price" equity fund managed by Cadence. In addition, the Partnership introduced a new class of "back-end load" shares for all of its retail mutual funds, thereby allowing it to distribute such funds on a "front-end load," "level load" and "back-end load" basis.

INVESTMENT MANAGEMENT FIRMS

   PACIFIC INVESTMENT MANAGEMENT COMPANY (PIMCO)

     General. Pacific Investment Management Company had aggregate assets under management at December 31, 1995 and December 31, 1994 of $76.4 billion and $56.9 billion, respectively, of which 89.9% and 91.7%, respectively, consisted of fixed income accounts and 10.1% and 8.3%, respectively, consisted of equity-related accounts. PIMCO's clients principally include large and medium-sized corporate pension and profit sharing plans, public pension plans, multi-employer pension plans and foundations and endowment funds. Its client list includes many of the nation's largest pension funds, foundations and endowments and other institutional investors; in this regard, an independent survey in 1995 indicated that 25% of the nation's 200 largest pension funds are PIMCO clients.

     Investment Strategy. PIMCO believes that its strength in the management of fixed income assets is derived from its investment philosophy, which stresses active management, measured risk-taking and the application of strong analytical capabilities across all fixed income market sectors. Under PIMCO's investment philosophy, longer term macro-economic trends (rather than short-term market movements) determine portfolio strategy and moderate portfolio duration ranges are favored to reduce volatility relative to client-specified benchmarks. PIMCO's investment strategy process begins with a "top-down" approach utilizing an intensive review of long-term and cyclical trends to anticipate interest rates, volatility, yield curve shape and credit trends. These forecasts become the basis for the major portfolio strategies. PIMCO then uses a "bottom up" process to select specific portfolio investments.

     In managing fixed income investment advisory accounts, within client and mutual fund guidelines, PIMCO uses a broad array of fixed income investments, including investment grade and below investment grade securities, as well as derivatives (which use dates back to 1980) in seeking to manage portfolio risk and exploit market inefficiencies. PIMCO's use of derivatives has generally been confined to futures, options and mainstream mortgage derivatives (such as collateralized mortgage obligations, or CMOs); however, PIMCO at times has also held positions in client portfolios in interest-only and principal-only strips (IOs and POs) and, occasionally, structured notes and swaps. Although certain of these derivative securities can have higher degrees of interest rate risk, illiquidity and counterparty credit risk, PIMCO approaches derivatives much as it does other complex fixed income instruments--as potential investments to be analyzed, monitored and used when appropriate to enhance a portfolio's return or manage its risk. PIMCO has developed and employs, in the case of derivatives as well as other instruments, various risk controls at the portfolio and individual instrument levels in an effort to evaluate and monitor interest rate, liquidity and credit quality risk.

     As part of its active management style, PIMCO uses internally developed, proprietary computer software programs in managing its clients' assets rather than using analytical models purchased from outside sources. PIMCO believes that its proprietary computer technology provides it with an important competitive advantage.

     PIMCO has sought to expand its client base beyond the traditional defined benefit pension market, and has increased its presence in the defined contribution pension market. PIMCO's strategy also involves focusing on financial service aggregators of retail assets such as unaffiliated sponsors of mutual funds and other registered investment advisors (including fee-based financial planners) who recommend the use of "no-load" mutual funds such as the PIMCO Funds to their clients. In addition, PIMCO seeks to increase both institutional and retail assets under management from non-U.S. investors.

     INVESTMENT PRODUCTS. PIMCO offers a range of investment services for both fixed income and equity assets:

          FIXED INCOME PORTFOLIOS. PIMCO offers a variety of strategies for clients with fixed income portfolios designed to reflect each particular client's investment objective:

               Total Return Portfolios--PIMCO structures total return portfolios with the objective of realizing maximum total return, consistent with the preservation of capital and prudent investment management across the spectrum of fixed income securities. This strategy generally results in a portfolio duration of three to six years. The total return strategy is PIMCO's flagship investment management service; portfolios utilizing this strategy represented approximately $45 billion of PIMCO's total assets under management at December 31, 1995.

               Low Duration Portfolios--PIMCO has actively managed low duration accounts since 1979. The objectives in the low duration portfolios are to preserve principal through investment in low-volatility instruments, while seeking to achieve superior risk-adjusted returns.

               Other Duration Specific or Sector Specific Portfolios--PIMCO also offers clients active management of portfolios based upon specific duration targets (e.g., long duration portfolios or guaranteed investment contract ("GIC") alternative products which are designed to mimic GICs) or sector emphases (e.g., international, high-yield, or mortgages).

          EQUITY RELATED PORTFOLIOS.  PIMCO also manages equity strategies:
StocksPLUS(R), a growth style portfolio and VersaSTYLE(R). StocksPLUS(R) represents a proprietary technique developed by PIMCO that combines the active management of stock index futures (to provide a proxy for equity market returns) with active management of a short-term fixed income portfolio using much of the same analytics as is used by PIMCO in its fixed income portfolios. VersaSTYLE(R) is a new product employing a proprietary technique of quantitative analysis to rotate among various equity investment styles (e.g., value vs. growth).

          INTERNATIONAL AND OTHER PORTFOLIOS. PIMCO, as investment advisor to a series of offshore funds and individual clients, provides fixed income investment advice to non-U.S. investors. Assets under management for these offshore funds totaled $130 million and $133 million at December 31, 1995 and December 31, 1994, respectively. PIMCO also serves as subadvisor for a series of term trusts investing in mortgage related securities that are marketed to Japanese investors. These trusts had assets of $2.1 billion and $2.3 billion at December 31, 1995 and December 31, 1994, respectively. PIMCO also serves as subadvisor for nine families of U.S. mutual funds sponsored by other mutual fund complexes. Total assets under management for these nonaffiliated funds at December 31, 1995 and December 31, 1994 were $3.1 billion and $1.2 billion, respectively.

     Set forth below is a table showing PIMCO's assets under management and the number of portfolios at the dates indicated:

                                                             ASSETS UNDER MANAGEMENT /(1)/
                                                             -----------------------------
                                                                    ($ in millions)
                                                                    ---------------
                                                                   AT  DECEMBER 31,
                                   -------------------------------------------------------------------------------
                                           1995                       1994                         1993
                                   ----------------------   -------------------------    -------------------------
                                      No.       Amount           No.        Amount            No.        Amount
                                   -------   ------------   ----------   ------------    ----------   ------------
Fixed Income Portfolios:
 Total Return Portfolios              162     $   45,075          153     $   34,681           146     $   32,773
 Low Duration Portfolios               30          5,365           25          4,253            21          3,774
 Other Duration Specific or
   Sector Specific Portfolios:
          Duration
          Specific                     10          7,719           11          3,506            12          3,852
          GIC Alternatives             13          1,968           12          1,634             7            791
          Mortgages                    19          4,514           25          4,649            24          5,001
          Global/Non-U.S.               9          1,670            8          1,680             7          1,794
          Other                        14          2,359           10          1,750             6            664
                                    -----     ----------    ---------     ----------     ---------     ----------
          Total                       257         68,670          244         52,153           223         48,649
                                    -----     ----------    ---------     ----------     ---------     ----------
Equity Related Portfolios:
 StocksPLUS (R)                        20          7,591           17          4,636            14          4,238
 Other                                  4            110            4             94             3            114
                                    -----     ----------    ---------     ----------     ---------     ----------
          Total                        24          7,701           21          4,730            17          4,352
                                    -----     ----------    ---------     ----------     ---------     ----------

TOTAL ASSETS UNDER
 MANAGEMENT                           281     $   76,371          265     $   56,883           240     $   53,001
                                    =====     ==========    =========     ==========     =========     ==========


(1) Includes the managed assets of PIMCO Funds.

     Performance-Based Fees. PIMCO's fee schedules are typically computed as a percentage of assets under management. PIMCO's StocksPLUS(R) product, which accounted for $7.6 billion of assets under management at December 31, 1995, generally is subject to a performance-based fee schedule in which underperformance relative to the S&P 500 index over a particular time period results in no fees being paid by clients and superior performance results in incentive fees that are not subject to a cap. The StocksPLUS(R) fee arrangement can materially affect PIMCO's total revenues from period to period.

     In addition to the StocksPLUS(R) accounts, several large fixed income accounts also have performance-based fee arrangements. For these accounts, PIMCO must outperform a specified fixed income benchmark over a particular time period in order to receive a performance-based fee, but generally is entitled to a base fee determined with reference to the value of assets under management. Such arrangements can make PIMCO's revenues volatile, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management.

     Employees. PIMCO's 11 Managing Directors have an average of 17 years of industry experience. Of the 11 Managing Directors, three (William H. Gross, William F. Podlich, III and James F. Muzzy) have been associated with PIMCO since its founding and the other eight have been with PIMCO for an average of nine years. At December 31, 1995, the firm-wide staff of 266 included 48 investment professionals, of whom 17 are Chartered Financial Analysts. PIMCO's portfolio managers, including the fixed income staff (14 professionals) and equity staff (three professionals), are responsible for research and trading. Account managers (23 professionals) are primarily responsible for client relationship management and/or marketing.

COLUMBUS CIRCLE INVESTORS (CCI)

     General. CCI, based in Stamford, Connecticut and established in 1975, manages discretionary accounts for entities such as corporate, government and union pension and profit sharing plans, foundations and educational institutions, as well as accounts for "high net worth" individuals. In addition, CCI has a private collective investment program for accredited investors. As of December 31, 1995, assets under management by CCI, exclusive of the approximately $4.3 billion of assets of the PIMCO Advisors Funds and the Cash Accumulation Trust under CCI management, were approximately $8.4 billion for 163 clients.

     CCI's principal equity product consists of its "core" portfolios, which accounted for approximately $8.0 billion (or 63%) of its assets under management at December 31, 1995. CCI uses its "positive momentum & positive surprise" style for these portfolios, which principally consist of "large cap" U.S. equity securities. CCI also applies its "positive momentum & positive surprise" style to manage "small cap" portfolios aggregating approximately $2.4 billion (or 19%) of its assets under management at December 31, 1995; "mid cap" portfolios aggregating approximately $1.3 billion (or 10%) of its assets under management at December 31, 1995; and "equity income" portfolios aggregating approximately $204 million (or 2%) of its assets under management at December 31, 1995. CCI also manages several relatively small fixed income, balanced and specialized equity portfolios.

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

     Five of the equity portfolios within the PIMCO Advisors Funds (plus the Tax Exempt Fund and the Money Market Fund) and two portfolios within the PIMCO Funds currently are managed by the same individuals who manage CCI's individual and institutional private accounts. Accordingly, the CCI investment philosophy and techniques described above are also applied to such equity and fixed income funds. CCI's policy is to accept only new accounts of $10 million or more (except in its accredited investors program). In 1995, CCI formed Columbus Circle Trust Company, a limited purpose Connecticut trust company, which will enable CCI to provide trust and investment advisory services to smaller accounts.

     Employees.  Two of CCI's six Managing Directors, Irwin F. Smith and Donald
A. Chiboucas, have been with CCI since its founding in 1975. Mr. Smith also served as Chairman and Chief Executive Officer of the Partnership from March 1993 until the Consolidation. At December 31, 1995, CCI had 81 employees, of whom 34 were investment professionals.

CADENCE CAPITAL MANAGEMENT (CADENCE)

     General. Cadence, based in Boston, Massachusetts and established in 1988, specializes in disciplined, growth-oriented management of equity securities. At December 31, 1995, Cadence had $2.4 billion of assets under management, managed separate account portfolios for 53 clients and subadvised four portfolios within the PIMCO Funds and one within the PIMCO Advisors Funds.

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

     Employees. The Managing Directors of Cadence include David B. Breed, a founder of the firm, and William Bannick, who joined Cadence in 1992. Mr. Breed is the Chief Executive Officer of Cadence and is responsible for the original development and ongoing maintenance of the investment process. Mr. Bannick is responsible for investment management and client service. Cadence had a total of 23 employees at December 31, 1995, including six portfolio managers in addition to Mr. Breed.

OTHER INVESTMENT MANAGEMENT FIRMS

     Parametric Portfolio Associates (Parametric). Parametric, based in Seattle, Washington and established in 1987, specializes in the use of highly quantitative techniques to manage U.S. and international equity portfolios for large U.S. corporate and public pension plans. Parametric's objective is to provide superior returns relative to a specified benchmark such as the S&P

500, the Russell 1000, EAFE or other customized indices. Parametric structures its clients' portfolios to meet specific risk return objectives. Parametric believes that portfolios which track generally accepted performance benchmarks, such as the S&P 500, are not the most efficient portfolios because the benchmark simply represents the aggregate of current investor holdings. Parametric seeks to improve portfolio efficiency by changing the relative weightings of securities in its clients' portfolios relative to the selected benchmark, using quantitative analysis of the historical return pattern of the selected benchmark and of securities within that benchmark. At December 31, 1995, Parametric had assets under management of $1.6 billion, managed separate accounts for 18 clients and served as subadvisor for two portfolios within the PIMCO Funds and two unaffiliated families of funds.

     NFJ Investment Group (NFJ). NFJ, based in Dallas, Texas and established in 1989, is a disciplined, value-oriented manager of equity securities. NFJ's specialty is investing in a combination of low P/E stocks with high dividends selected through a proprietary screening model. NFJ's business strategy involves targeting the U.S. pension and mutual fund markets with specific attention to the pension consultants which dominate the pension market. NFJ believes that its value niche and conservative investment style is attractive to prospective clients because it naturally complements the styles of other growth or core equity managers. NFJ has developed a structured process with a systematic buy/sell discipline based on fundamental research and computer modeling. NFJ's investment philosophy is based on research showing that portfolios with a combination of low P/E stocks and high dividends consistently outperform market indices. The low P/E bias is based on the belief that "out of favor" stocks are not normally subjected to significant negative earnings surprises because their low P/E ratios already incorporate the market's negative expectations. The high dividend component offers an "income cushion" to protect returns when market conditions are unfavorable. At December 31, 1995, NFJ had assets under management of $1.5 billion, managed separate account portfolios for 27 clients and also served as manager for three portfolios within the PIMCO Funds, one within the PIMCO Advisors Funds and four unaffiliated families of funds.

     Blairlogie Capital Management (Blairlogie). Blairlogie, based in Edinburgh, Scotland and founded in late 1992, specializes in international equity investments. Blairlogie provides an international investment product that combines the country selection strategies with the systematic application of an investment process more typically used by U.S. investment firms. Blairlogie focuses its marketing efforts in the U.S. and seeks to capitalize on increased demand for international investment products by U.S. pension funds and retail-oriented U.S. mutual funds. Blairlogie's investment strategy involves the application of fundamental valuation criteria to country allocations and then to stock selection in order to enhance client returns over time, while seeking a relatively low level of overall portfolio risk. Blairlogie's future business strategy may also include the development of investment management relationships in the United Kingdom and other parts of Europe. At December 31, 1995, Blairlogie had assets under management of $645 million in the managed separate account portfolios for six clients and served as manager for two portfolios within PIMCO Funds and one portfolio within the PIMCO Advisors Funds.

PARTNERSHIP MUTUAL FUNDS

     PIMCO Advisors, together with the Investment Management Firms, offers and manages mutual funds for both institutional and retail investors.

     INSTITUTIONAL MUTUAL FUNDS

     PIMCO Funds. The PIMCO Funds consist of two series of no-load, open-end mutual funds which together offer 30 separate investment portfolios. The PIMCO Funds are designed primarily to provide institutional and 401(k) defined contribution investors and high net worth individuals with access to the fixed income and equity investment advisory services of the Investment Management Firms. Shares of these Funds are offered in both an institutional class and an administrative class. The PIMCO Funds are primarily marketed by employees of the Investment Management Firms. At December 31, 1995, the PIMCO Funds collectively had approximately $15.5 billion of assets under management (excluding separate account assets invested in the PIMCO Funds portfolios).

     RETAIL MUTUAL FUNDS

     PIMCO Advisors Funds. The PIMCO Advisors Funds are a family of 16 retail mutual funds sold to retail investors principally through broker-dealers. The Partnership determines the investment policy and manages and supervises the administrative affairs of each portfolio. An Investment Management Firm acts as subadvisor and manages the day-to-day investments for each of these funds, except for the Precious Metals Fund, which is subadvised by an independent firm. At December 31, 1995, the PIMCO Advisors Funds had approximately $4.8 billion of assets under management.

     Marketing and Distribution. PADCo, a wholly-owned subsidiary of the Partnership, is the distributor for the PIMCO Funds and the PIMCO Advisors Funds. The Partnership uses PADCo to distribute the PIMCO Advisors Funds through a large, diversified network of unaffiliated retail broker-dealers, including many leading full-service broker-dealers. Since October 1990, PADCo has entered into selling agreements with over 700 broker-dealers and banks. The sales and marketing personnel develop and support sales and marketing strategies between the Partnership and the different retail broker-dealers. Additionally, the relationships fostered by this group allow PADCo's wholesalers to have access to the branch offices and sales representatives of the retail broker-dealers.

REGULATION

     Virtually all aspects of the investment management business of the Partnership are subject to various federal and state laws and regulations. The Partnership and its Investment Management Firms are registered with the Securities and Exchange Commission (the "Commission") under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and are registered under numerous state securities laws. The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary, recordkeeping, operational and disclosure obligations. Blairlogie is also a member of the Investment Management Regulatory Organization in the United Kingdom. PIMCO and Parametric are registered with the Commodity Futures Trading Commission as Commodity Trading Advisors and are members of the National Futures Association. PIMCO and its subsidiary are also registered as Commodity Pool Operators.

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

     The officers, directors and employees of the Partnership and its Investment Management Firms may from time to time own securities which are also owned by one or more of their clients. Each firm has internal policies with respect to personal investment by employees. Each firm requires reports of securities transactions and restricts certain transactions so as to minimize possible conflicts of interest.

     PADCo is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and is subject to regulation by the Commission, the National Association of Securities Dealers, Inc. and other federal and state agencies. As a registered broker-dealer, it is subject to the Commission's net capital rule and certain state securities laws designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, these rules limit the ability of PADCo's parent to make withdrawals of capital and receive dividends. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

COMPETITION

     The investment management business is highly competitive. The Partnership and its Investment Management Firms compete with a large number of other domestic and foreign investment management firms, commercial banks, insurance companies, broker-dealers and others. Some of the financial services companies with which the firms compete have greater resources, assets under management and administration than the Partnership and the Investment Management Firms and offer a broader array of investment products and services.

     The Partnership believes that the most important factors affecting its success are the abilities, performance records and reputations of its investment managers, the range of products offered and the development of new investment and marketing strategies. The relative importance of these factors varies depending on the type of investment management service involved. Client service is also an important competitive factor. The Partnership's ability to increase and retain client assets could be adversely affected if client accounts underperform the market or if key investment managers leave the firms. The ability of the Partnership and the Investment Management Firms to compete with other investment management firms is also dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. There are relatively few barriers to entry by new investment management firms in the institutional managed accounts business, which increases competitive pressure.

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

POSSIBLE CONSTRAINTS ON GROWTH AND OPERATIONS

     Cash that is used to pay distributions on the Partnership's Class A LP Units, PIMCO Advisors Units of general partner interest ("GP Units") and
Class B LP Units will not be available for other Partnership uses, including investments in new business opportunities. Distributions on Class B LP Units are currently subordinated to the first-priority distributions on Class A
LP and GP Units. The Partnership Agreement requires that for each quarter commencing with the quarter ended December 31, 1994 and ending with the quarter ending December 31, 1997 (the "Interim Period"), distributions will be made first to holders of Class A LP Units and GP Units until such holders have received $0.47 per Unit per calendar quarter (aggregating to $1.88 per Unit per year) since the date of the Consolidation, second to holders of Class B LP Units until such holders have received $0.47 per Unit per calendar quarter on a cumulative basis within a calendar year but not carried over from year to year and third to all holders of Units pro rata. Distributions with respect to Class A LP and GP Units will be made within 45 days of the end of each calendar quarter in the Interim Period and thereafter within 60 days after the end of the calendar quarter, and with respect to Class B LP Units will be made within 60 days of the end of the calendar quarter, in all cases to holders of record on the 30th day after the end of the quarter.

     As a result of these priority distributions on Class A LP Units, and because members of the Partnership's Operating and Equity Boards (which determine the amounts to be distributed to Unitholders) have an economic interest in a substantial number of Class B LP Units, there is a risk that the Partnership may distribute cash that could otherwise be reinvested in the Partnership's business. Also, until December 31, 1997, there is a risk that the Operating and Equity Boards could cause the Partnership in certain circumstances to defer or forego the possibility of making an acquisition of a business venture in the best interests of the Partnership through the issuance of additional Class A LP Units because such an acquisition could result in a diminution in distributions paid to the holders of the Class B LP Units.

DERIVATIVES

     The use of derivatives by investors has received national attention in recent years because of losses suffered on investments in derivatives. While other Investment Management Firms have used derivatives PIMCO has used derivatives since 1980 in various ways, principally to manage portfolio risk and exploit market inefficiencies. Its use of derivatives has generally been confined to futures, options and mainstream mortgage derivatives (such as collateralized mortgage obligations); however, PIMCO has at times also held positions in client portfolios in interest-only and principal-only strips (IOs and POs) and, occasionally, structured notes and swaps.

RELIANCE ON KEY PERSONNEL AND PROFIT-SHARING PAYMENTS

     The ability of the Partnership and the Investment Management Firms to attract and retain clients is dependent to a large extent on their ability to attract and retain key employees, including skilled portfolio managers. Certain of these employees are responsible for significant client relationships. In particular, the Partnership depends, to a significant extent, on the services of William H. Gross of PIMCO, Irwin F. Smith and Donald A. Chiboucas of CCI, and David B. Breed of Cadence. Mr. Gross is one of the best known fixed income portfolio managers in the United States, and the loss of his services could have a material adverse effect on the Partnership. In order to help retain these and other key personnel, each of the six Investment Management Firms has a policy of reserving a substantial percentage of its adjusted net book income for profit-sharing payments (45% in the case of PIMCO and CCI and in the case of the other Investment Management Firms, 15% of the first $3 million of such income, 25% of the next $2 million of such income, 40% of the next $5 million of such income and 45% of such income in excess of $10 million). These profit-sharing payments significantly reduce the amount of the Investment Management Firms' profits that is distributed to the Partnership and becomes available for distribution to Unitholders. There can be no assurance that key personnel will be retained.

FACTORS AFFECTING FEE REVENUES

     General Considerations. Investment management agreements between Investment Management Firms and their clients typically provide for fees based on a percentage of the assets under management, determined at least quarterly and valued at current market levels. The percentage of the fee applicable to a particular classification of assets under management is a function of several factors. For example, investments or strategies which have higher a degree of risk and uncertainty command a higher percentage fee.

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

     Reliance on Performance-Based Fees. On a pro forma combined basis, approximately 5.9% and 3.4% of the Partnership's revenues for the year ended December 31, 1995 and the year ended December 31, 1994, respectively, were derived from performance-based fees. Most of these revenues are attributable to PIMCO's operations. To earn a performance-based fee with respect to an account, the relevant Investment Management Firm must generally outperform a specific benchmark over a particular period. Performance-based fee arrangements make revenues more volatile, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management. PIMCO's StocksPLUS(R) product, which accounted for $6.5 billion of assets under management at December 31, 1995, is subject to a performance-based fee schedule in which under-performance relative to the S&P 500 over a particular time period results in no fees being paid by clients, while superior performance results in incentive fees that are not subject to a cap. In addition to the StocksPLUS(R) accounts, several large fixed income accounts aggregating approximately $10.2 billion at December 31, 1995, also have performance-based fee arrangements. PIMCO's performance-based fee arrangements, including the StocksPLUS(R) fee arrangement, can materially affect PIMCO's revenues, and thus those of the Partnership, from period to period. For example, PIMCO's failure to exceed certain benchmarks during 1994 resulted in performance-based fees of $9.2 million, compared to $18.6 million for 1995.


ITEM 2.  PROPERTIES

     The Partnership's principal offices are currently located at 800 Newport Center Drive, Newport Beach, California where it occupies approximately 10,460 square feet of space under a lease expiring in 2002 and at 2187 Atlantic Street where it and PADCo occupy approximately 17,200 square feet of space under a sub-lease expiring in 2002. PIMCO's principal offices are currently located at 840 Newport Center Drive and 5 Civic Plaza, Newport Beach, California, where it occupies approximately 75,000 square feet of space under leases expiring in 1998. CCI's principal office is currently located at 1 Station Place, Stamford, Connecticut, where it occupies approximately 12,600 square feet of space under a lease expiring in 1999. Each location is a modern office building and the demised space is adequate for current operations, but more space may be necessary should the businesses expand.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Partnership Agreement provides for the issuance of three types of
Units: Class A LP Units, Class B LP Units, and GP Units. Class A LP Units have a priority right to distributions over Class B LP Units, as described below. Except for their subordinated right to distributions and their potential to be further subordinated to other Units issued by PIMCO Advisors, the Class B
LP Units are identical to the Class A LP Units, including with respect to voting rights (although the Class B LP Units vote as a class with respect to proposed amendments to Partnership Agreement that affect only Class B LP Units). GP Units have distribution rights identical to the Class A LP Units, but are held by the General Partner who has unlimited liability for the obligations of the Partnership and has the right to manage and control the Partnership. Holders of the Class A LP Units and Class B LP Units do not have the right to vote with respect to Partnership management and control.

     The Class A LP Units are listed on the New York Stock Exchange (the "NYSE") under the symbol "PA." The following table sets forth, for the periods indicated, the high and low trading prices for each Class A LP Unit (or the predecessor limited partner Unit prior to the Consolidation) as reported on the NYSE and the total cash distributions paid per Class A LP Unit and GP Unit, as adjusted for the October 9, 1994 distribution of 1.06 Units per Unit.

                                                         Total
                                                          Cash
                                  High       Low       Distributions
                                  ----       ---       -------------
1993
First Quarter                    $12-5/8   $  8-1/2    $        0.44
Second Quarter                    11-5/8      9-7/8             0.17
Third Quarter                     15-3/8     11-1/4             0.22
Fourth Quarter                    16-7/8     13-1/2             0.36
                                                       -------------
                        Total                          $        1.19
                                                       =============

1994
First Quarter                    $20-1/8    $14-1/2    $        0.51
Second Quarter                    20-1/8     17                 0.29
Third Quarter                     20-7/8     17-3/4             0.34
Fourth Quarter                    17-3/4     16-1/4             0.38
                                                       -------------
                        Total                          $        1.52
                                                       =============

1995
First Quarter                    $18-1/4    $16-7/8    $        0.24
Second Quarter                    20-5/8     17-3/8             0.47
Third Quarter                     21-1/4     19                 0.47
Fourth Quarter                    21-1/4     19-5/8             0.47
                                                       -------------
                        Total                          $        1.65
                                                       =============


     On March 18, 1996, the closing price of the Partnership's Class A LP Units as reported on the NYSE was $21.875 per unit. On March 18, 1996, there were approximately 670 holders of record of the Partnership's Class A LP Units.

     The Partnership Agreement provides that the General Partner shall cause the Partnership to distribute to Unitholders on a quarterly basis cash in an amount equal to Operating Profit Available for Distribution less any amount the General Partner deems may be required for capital expenditures, reserves or otherwise in the business of the Partnership. The Partnership Agreement defines Operating Profit Available for Distribution as the sum of (i) the net income of the Partnership for such quarter determined in accordance with generally accepted accounting principles; (ii) certain non-cash charges resulting from the amortization of goodwill and certain other intangible assets and non-cash compensation expenses related to options and restricted Units and (iii) losses of any subsidiary which is not a flow-through entity for tax purposes. Since the Consolidation, the amounts withheld for capital expenditures, reserves or otherwise have not been significant and the Partnership has distributed cash to Unitholders in an amount which represented substantially all of the Partnership's Operating Profit Available for Distribution.

     After December 31, 1997, or earlier upon the occurrence of an Adverse Tax Event, as defined in the Partnership Agreement, the priority distributions will cease, distributions thereafter will be made on a pro rata basis among all Units then outstanding and any remaining cumulative shortfalls in the quarterly priority amounts will not be carried over. If, immediately prior to that time, the Class B LP Unit distribution were less than the Class A LP Unit distribution, upon termination of the subordination feature of the Class B LP Units, distributions to holders of Class A LP Units would decrease. Although not currently anticipated, a change in current law or the addition of a substantial new line of business may result in the occurrence of an Adverse Tax Event. If a Restructuring occurs prior to December 31, 1997, the General Partner will make
(i) a final quarterly distribution for the quarter preceding the Restructuring in the priorities stated above and (ii) a cash distribution in an amount which the General Partner, in its good faith discretion, determines will not be required for expenses, for capital expenditures, as reserves or otherwise in the business of ongoing restructured entity in the priorities stated above. If an Adverse Tax Event has not occurred prior to the Restructuring, the first-priority distributions to the holders of Class A LP Units and GP Units will continue until the earlier of December 31, 1997 or the occurrence of an Adverse Tax Event.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA OF PIMCO ADVISORS


     The following table sets forth summary financial data of PIMCO Advisors for each of the five years ended December 31, 1995. PIMCO Advisors and subsidiaries was formed on November 15, 1994, when PFAMCo merged certain of its investment management businesses and substantially all of its assets (the "PFAMCo Group") into Thomson Advisory Group L.P. ("TAG") (the "Consolidation"). Under generally accepted accounting principles, the Consolidation is accounted for as an acquisition of TAG by PFAMCo Group, even though the legal form was the reverse. Therefore, the historical financial statements include the operations of PFAMCo Group, in its corporate form, prior to the Consolidation and the combined results of PIMCO Advisors, in its partnership form, for the period since the Consolidation. This information should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations of PIMCO Advisors."

                                                                              YEAR ENDED DECEMBER 31
                                                     ------------------------------------------------------------------------
                                                         1995           1994           1993           1992           1991
                                                     ------------   ------------   ------------   ------------   ------------
                                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
   STATEMENT OF OPERATIONS DATA:

   Total revenues                                    $    323,014   $    180,263   $    165,856   $    120,155   $     94,481
   Operating expenses                                     215,271        145,220        131,447         93,011         72,644
   Amortization of intangibles, options
    and restricted Units                                   42,723          6,202            -              -              -
                                                     ------------   ------------   ------------   ------------   ------------
   Operating income                                        65,020         28,841         34,409         27,144         21,837
   Other income, net                                        3,964          1,083            864          1,115          1,088
                                                     ------------   ------------   ------------   ------------   ------------
   Income before income tax expense                        68,984         29,924         35,273         28,259         22,925
   Income tax expense                                         517         10,669         15,556         11,405          9,330
                                                     ------------   ------------   ------------   ------------   ------------
   Net income                                        $     68,467   $     19,255   $     19,717   $     16,854   $     13,595
                                                     ============   ============   ============   ============   ============


   Net income allocated to:
                 GP Units and Class A LP Units       $     46,655   $      4,976
                 Class B LP Units                          21,812          1,128
                 Pre-Consolidation                            -           13,151
                                                     ------------   ------------
                 Total                               $     68,467   $     19,255
                                                     ============   ============
   Net income per unit (1):
                 GP Units and Class A LP Units       $       1.16   $       0.12
                                                     ------------   ------------
                 Class B LP Units                    $       0.59   $       0.03
                                                     ------------   ------------
   Weighted average number of units outstanding
    (Post -Consolidation):
                 Units outstanding:
                                General Partner               800            800
                                Class A                    40,108         40,018
                                Class B                    32,961         32,961
                                                     ------------   ------------
                                             Total         73,869         73,779
   Weighted average effect of unit options                  1,684            984
                                                     ------------   ------------
                 Total                                     75,553         74,763
                                                     ============   ============
   Dividends/Distributions                           $     89,613   $     24,384   $     22,158   $     12,950   $      8,900


   FINANCIAL CONDITION AT END OF PERIOD:
   Total assets (2)                                  $    369,592   $    379,708   $     70,388   $     43,189   $     38,466
   Total liabilities                                       38,035         34,179         44,567         17,686         16,857
   Total Stockholder's Equity                                                            25,821         25,503         21,609
   Total Partners' Capital                                331,557        345,529
   OTHER STATISTICS:
   Assets under management (in millions)             $     95,182   $     72,175   $     58,182   $     43,737   $     37,921
   Operating Profit Available for Distribution (1)   $    111,205   $     12,306
   Cash flows provided by operating activities       $     86,921   $     25,852   $     23,620   $      9,309   $     16,317
   Cash flows provided by (used in) investing
    activities                                            (17,771)        22,401           (436)        (1,149)         2,195
   Cash flows used in financing activities                (89,238)        (2,549)       (14,900)       (15,800)       (11,700)

___________
(1) Computed on earnings following the Consolidation. Operating Profit Available for Distribution is defined by the Partnership Agreement as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans, and losses of any subsidiary which is not a flow-through entity for tax purposes.
(2) Upon completion of the Consolidation, approximately $284.9 million of intangible assets were created. See Note 3 in the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PIMCO ADVISORS



GENERAL

     PIMCO Advisors L.P. ("PIMCO Advisors") and subsidiaries was formed on November 15, 1994 ("Date of Consolidation"), when Pacific Financial Asset Management Corporation ("PFAMCo") merged PFAMCo Group into Thomson Advisory Group L.P. ("TAG"). PFAMCo Group comprised the operations of PFAMCo, an indirect wholly-owned subsidiary of Pacific Mutual Life Insurance Company ("Pacific Mutual"), and certain of its wholly-owned investment management subsidiaries. The businesses of PFAMCo Group contributed to PIMCO Advisors were then contributed to newly-formed subsidiaries of PIMCO Advisors. These businesses, as well as TAG's former division of Columbus Circle Investors ("CCI"), are as follows:

 .    Pacific Investment Management Company ("Pacific Investment Management"),
     and its wholly-owned subsidiary, StocksPLUS Management, Inc.
     ("StocksPLUS"), managing primarily fixed income, with approximately $76.4 billion in assets under management;

 .    CCI, managing primarily equities, with approximately $12.7 billion in assets under management;

 .    Cadence Capital Management ("Cadence"), managing equities, with approximately $2.4 billion in assets under management;

 .    Parametric Portfolio Associates ("Parametric"), managing equities, with approximately $1.6 billion in assets under management;

 .    NFJ Investment Group ("NFJ"), managing equities, with approximately $1.5 billion in assets under management; and,

 .    Blairlogie Capital Management ("Blairlogie"), managing equities, with approximately $645 million in assets under management.

     The subsidiaries are each a registered investment advisor and collectively they provide a broad array of investment management and advisory services for clients using distinctive investment styles.

     In addition to the investment management subsidiaries, PIMCO Advisors sponsors two mutual fund families: PIMCO Funds (funds for institutional and 401(k)/defined contribution investors) and PIMCO Advisors Funds (retail funds and the Cash Accumulation Trust).

     Under generally accepted accounting principles, the Consolidation has been accounted for as an acquisition of TAG by PFAMCo Group, even though the legal form was the reverse. Therefore, the historical financial statements include the operations of PFAMCo Group, in its corporate form, prior to the Consolidation and the combined results of PIMCO Advisors, in its partnership form, for the period since the Consolidation.

     Due to the different bases of presentation and resulting difficulties in analyzing comparative historical financial information as a result of the required accounting presentation, management has included below certain pro forma financial information as if the Consolidation occurred at the beginning of 1993. Pro forma results eliminate the significant comparative differences in the historical results of operations arising primarily from different taxation of corporations and partnerships, from the inclusion of TAG's results of operations in the pro forma results from the beginning of 1993 (rather than only from the date of Consolidation reflected in the historical financial statements), and from certain transactions and restructuring effected by the Consolidation, principally related to the creation and amortization of intangibles and revised profit sharing arrangements.

PRO FORMA FINANCIAL INFORMATION

     The following table summarizes the unaudited condensed pro forma results of operations as if the Consolidation discussed above had occurred on January 1, 1993. The pro forma operating results give effect to:

     (i)    The Consolidation of PFAMCo Group and TAG;
     (ii)   The amendment of existing options under TAG's 1993 Unit Option Plan;
     (iii)  The adoption of the Class B Limited Partnership Unit Option Plan;
     (iv) The contribution of PIMCO Advisors Distribution Company ("PADCO") to PA in exchange for Class A Limited Partnership Units; and
     (v) Certain transactions effected by PFAMCo Group and TAG in connection with the consolidation, primarily related to intangible amortization and profit sharing.

                                                -------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------
                                                     1995                     1994                  1993
                                                -------------             --------------       --------------
                                                   (ACTUAL)                 (PRO FORMA)          (PRO FORMA)

                                                          (AMOUNTS IN MILLIONS, EXCEPT PER UNIT AMOUNTS)
REVENUES:
Investment Advisory                              $      281.6             $      231.5        $       222.4
PADCO                                                    41.4                     37.6                 33.1
                                                 ------------             ------------        -------------
                                                        323.0                    269.1                255.5
                                                 ------------             ------------        -------------

EXPENSES:
Compensation and Benefits                               149.1                    119.7                114.3
Commissions                                              28.7                     23.1                 20.2
Marketing and Promotional                                 9.1                     11.4                  8.3
Occupancy and Equipment                                   8.7                      6.7                  5.4
General and Administrative                               11.4                      7.4                  5.4
Insurance                                                 2.8                      1.8                  1.5
Professional Fees                                         3.2                      3.4                  2.6
Amortization of intangibles,
 options and restricted Units                            42.7                     40.7                 40.7
Other (income) expense (net)                             (1.2)                     0.2                 (0.4)
                                                 ------------             ------------        -------------
                                                        254.5                    214.4                198.0
                                                 ------------             ------------        -------------

Net Income                                       $       68.5             $       54.7        $        57.5
                                                 ============             ============        =============

Net Income per General Partner
and Class A Limited Partner Unit                 $       1.16                    $1.08                $1.10
                                                 ============             ============       ==============

Net Income per Class B Limited Partner Unit      $       0.59             $       0.28                $0.34
                                                 ============             ============       ==============

REVENUES BY OPERATING ENTITY WERE AS FOLLOWS:
Pacific Investment Management                    $      180.9             $      142.9        $       146.8
CCI                                                      53.0                     45.1                 39.5
Cadence                                                  14.6                     12.1                  9.5
Parametric                                                3.8                      4.5                  4.5
NFJ                                                       5.9                      5.0                  3.8
PADCO                                                    41.4                     37.6                 33.1
Other (1)                                                23.4                     21.9                 18.3
                                                 ------------             ------------        -------------
                                                 $      323.0             $      269.1        $       255.5
                                                 ============             ============        =============

        Consolidated PIMCO Advisors


(1) Includes PA's Institutional Services (formerly PFAMCo) and Mutual Funds divisions and Blairlogie.

The pro forma information for 1994 and 1993, given above is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented.

RESULTS OF OPERATIONS - GENERAL COMMENTARY

     PIMCO Advisors derives substantially all its revenues and net income from advisory fees for investment management services provided to its institutional and individual clients, and advisory, distribution and servicing fees for services provided to its proprietary families of mutual funds ("Proprietary Funds").

     Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client, and monthly in arrears to Proprietary Funds. Revenues, therefore, are determined in large part based upon the level of assets under management, which is dependent upon market conditions, client decisions to add or withdraw assets from PIMCO Advisors management, and PIMCO Advisors ability to attract new clients, among other factors. In addition, PIMCO Advisors has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. These fees accrue on a quarterly or annual basis, depending upon the specific investment advisory contract. Quarterly fees generally are calculated based upon a rolling twelve-month performance result. Annual fees are predominantly weighted towards fourth quarter billings. As a result, there is a seasonality to the recognition of such fees. Such performance based fees can have a significant effect on revenues, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management.

     Intangible assets of approximately $284.9 million created by the Consolidation represent the excess of the purchase price over the fair value of net tangible assets of TAG deemed acquired by PFAMCo Group. Approximately $80.7 million of the intangible assets represents the value assigned to PIMCO Advisors' master limited partnership ("MLP") structure. Under current tax law, an MLP is exempt from federal and most state and local income taxes through December 31, 1997. The value attributed to the MLP structure is being amortized through the period ended December 31, 1997. The remainder is being amortized over its estimated life of 20 years.

     Net income per unit is computed under the two-class method which allocates net income to Class A LP Units and Class B LP Units in proportion to the Operating Profit Available for Distribution for each class. Operating Profit Available for Distribution is defined by PIMCO Advisors partnership agreement and is computed as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans, and losses of any subsidiary which is not a flow-through entity for tax purposes. Class A LP Units and GP Units are entitled to a priority distribution of $1.88 per unit per year until December 31, 1997. Because of this, the amount of Operating Profit Available for Distribution allocated to such units is currently greater than the amount allocated to Class B LP Units. As a result, the net income allocated per Class A LP Unit and GP Unit is currently greater than the net income allocated per Class B LP Unit. Due to the priority distribution, any dilution to net income per unit from the assumed exercise of unit options is currently applied entirely to Class B LP Units.

     Actual unit distributions in 1995 were $1.649 for the GP Units and Class A LP Units and were $0.673 cents for the Class B LP Units. These amounts reflect Operating Profit Available for Distribution for the 46 day period from the date of Consolidation through December 31, 1994, and Operating Profit Available for Distribution for the first three quarters of 1995, as such distributions are made in arrears.

RESULTS OF OPERATIONS - PRO FORMA FINANCIAL INFORMATION

Year Ended December 31, 1995 Actual Compared to Year Ended December 31, 1994 Pro Forma

     PIMCO Advisors consolidated actual 1995 revenues, including those of its wholly-owned distributor, PADCO, were $323.0 million, compared to pro forma revenues of $269.1 million in 1994. Advisory revenues in this comparison increased $50.1 million to $281.6 million in 1995. PADCO's revenues increased $3.8 million to $41.4 million in 1995. Revenue increases resulted from the commitment of new assets by institutional clients and increases in the market value of existing assets under management. These increases were further enhanced by an increase in performance based fees, which amounted to $19.1 million in 1995 as compared to $9.2 million in 1994. The increase in performance based fees occurred principally in a product line that seeks to outperform the S&P 500 Index.

     Compensation and benefit expenses in 1995 of $149.1 million were $29.4 million higher than 1994, reflecting additional staffing at virtually all subsidiaries, and increased profit sharing at the investment management firms due to improved profitability. The total number of employees increased 12.5% from 463 as of December 31, 1994 to 521 as of December 31, 1995.

     Commission expenses increased by $5.6 million or 24.2% in 1995 as compared with 1994 pro forma. Commission expenses are incurred by PADCO and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds. Therefore, at any given time, trail and service fee commissions will be paid on only the mutual fund assets that qualify for such payments. In 1995, trail and service fee commissions increased to $24.2 million, an increase of $7.9 million or 48.5%, compared to 1994. This increase is related to an increase in the underlying qualifying assets. Up-front commissions decreased from $6.8 million in 1994 to $4.5 million in 1995, a decrease of $2.3 million or 33.8%. This is a result of decreases in total sales volume and the mix of share classes sold.

     Marketing and promotional costs declined $2.3 million or 20.2% in 1995 compared to 1994. This decrease occurred at most entities, but primarily at PADCO and Pacific Investment Management. At PADCO, reduced mutual fund share sales correlate to the reduction. At Pacific Investment Management, reduced promotional costs comprise the majority of the reduction.

     Occupancy and equipment costs increased $2.0 million or 29.9% in 1995 compared to 1994. The increase correlates strongly to new equipment and facilities for increased staff, primarily at Pacific Investment Management.

     General and administrative costs increased $4.0 million or 54.1% in 1995 compared to 1994. Pacific Investment Management converted its institutional fund family to a fixed fee basis in October 1995 resulting in increases to this cost category for expenses previously borne directly by the funds. There is a corresponding increase in revenues related to this conversion. These incremental costs account for approximately $2.6 million of the increase. The remaining increase was incurred at all entities and relates to higher levels of staffing and activity.

     Insurance costs increased $1.0 million or 55.6% in 1995 compared to 1994. This increase relates principally to PIMCO Advisors increased cost of coverage for general partner liability. Increases due to increased assets under management, and related activities also occurred at the Investment Management Firms.

     Professional fees declined $0.2 million or 5.9% in 1995 compared to 1994. This decline resulted primarily from increased reliance on internal staffing.

     Other (income) expense, net, include such items as consulting costs, reimbursement agreements and income taxes, offset by other income, and reflect a net decrease of $1.4 million in 1995 compared to 1994. This decrease is comprised principally of increased investment income and higher levels of reimbursement under an agreement with Pacific Mutual that became effective in November 1994.

     Amortization of intangibles, options and restricted units increased $2.0 million principally due to the accelerated vesting of outstanding options and Restricted Units for certain employees terminating during 1995.

Year Ended December 31, 1994 Pro Forma Compared to Year Ended December 31, 1993 Pro Forma

     PIMCO Advisors consolidated pro forma 1994 revenues, including those of its wholly-owned distributor, PADCO, were $269.1 million compared to $255.5 million in 1993, up $13.6 million. Advisory revenues were $231.5 million in 1994 compared to $222.4 million in 1993, up $9.1 million. PADCO's revenues were $37.6 million in 1994 compared to $33.1 million in 1993, up $4.5 million. Revenue increases resulted from the commitment of new assets by institutional clients and to a lesser extent from favorable investment performance and increases in mutual fund assets under management. These increases were partially offset by a decline in performance based fees, which were 3.4% of revenues in 1994 compared to 10.5% of revenues in 1993. The decline in performance based fees occurred primarily from under-performance in a product line that seeks to outperform the S&P 500 Index.

     Compensation and benefits expenses in 1994 of $119.7 million were $5.4 million higher than 1993 reflecting additional staffing, primarily in Pacific Investment Management's client support and administration areas, offset by lower profit sharing expenses, which are based on profits of each of the investment management firms.

     Commission expenses increased $2.9 million to $23.1 million in 1994. In 1994, trail and service fee commissions increased $7.2 million to $16.3 million as a result of an increase in the amount of qualifying assets. Up-front commissions decreased $4.3 million to $6.8 million in 1994 as a result of lower current levels of retail mutual fund sales.

     All other expenses, net, increased $8.1 million to $30.9 million in 1994. This resulted from increases in occupancy costs, commensurate with increases in personnel (described above), marketing and promotional expenses for the Proprietary Funds and the increased use of outside professional services. This was further impacted by a $2.0 million expense reimbursement related to the operations of PIMCO Advisors Institutional Services division, which is the maximum amount that can be received under a reimbursement agreement and is reflected in 1993 as a pro forma item. In actuality, this reimbursement agreement became effective on the Date of Consolidation and reimbursement was realized subsequent to the that date.

RESULTS OF OPERATIONS - HISTORICAL FINANCIAL INFORMATION

     General Commentary

     The historical financial statements reflect the results of PFAMCo Group during 1993. The results for 1994 include PFAMCo Group, in its corporate form for the period January 1, 1994 to November 15, 1994 and PIMCO Advisors' post-Consolidation combined results in its partnership form from November 16, 1994 to December 31, 1994, and for 1995. This accounting treatment, known as "reverse acquisition" accounting, is required under generally accepted accounting principles.

     Therefore, many of the comparative differences in the results of operations between 1995, 1994 and 1993 are due to the reorganization of PFAMCo Group into partnership form, the inclusion of TAG's operations in PFAMCo Group's operations from November 16, 1994, to December 31, 1994, and in 1995, and from transactions and restructuring that occurred in the Consolidation. The 1994 and 1995 results also include certain non-cash expenses related to the amortization of intangible assets created by the Consolidation and from expenses related to option and restricted unit plans.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     PIMCO Advisors 1995 revenues, including PADCO, were $323.0 million, compared to $180.3 million in 1994, up $142.7 million. The increase in revenue results primarily from the inclusion of TAG in the results of PIMCO Advisors operations since the Consolidation, and to a lesser extent, from increased assets under management at the investment management firms.

     Compensation and benefits, which includes salaries, employee benefits and incentive compensation, is the largest expense category. The increase in 1995 of $32.0 million, to $149.2 million, reflects increased staff levels, higher profit sharing and the inclusion of TAG in the full year of 1995, compared with only 46 days in 1994.

     In addition to the effect of including TAG's operations for a full year in 1995, as compared to only 46 days in 1994, other expense categories reflect the following fluctuations:

          a) Restricted units and option plans, which came into existence at the Consolidation, include approximately $2.0 million of amortization related to the accelerated vesting of outstanding options and restricted units for certain employees terminating during 1995.

          b) Trail and service fee commissions increased approximately $7.0 million as a result of an increase in the underlying qualifying assets.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     PIMCO Advisors 1994 revenues, including PADCO, were $180.3 million compared to $165.9 million in 1993, up $14.4 million. The increase in revenues results primarily from the inclusion of TAG in the results of PIMCO Advisors operations since the Consolidation.

     Compensation and benefits, which primarily include salaries, employee benefits and incentive compensation, is PIMCO Advisors largest expense category. Incentive compensation consists of profit-sharing and other incentive awards which are primarily formula driven and based upon profitability of the investment management firms. Incentive compensation also includes discretionary bonus amounts. Prior to the Consolidation, profit-sharing awards ranged from 40% to 80% of the profits, as defined, of the operating subsidiaries of PFAMCo Group. Awards range from 15% to 45% of such profits after the Consolidation.

     Commission expenses include the up-front, trail and service fee commissions from PADCO's operations. Restricted unit and option plan expenses result from grants to key employees of restricted units and options to purchase units at substantially reduced prices. Such plans have 5-year vesting provisions and other restrictions, and the associated expense is amortized over the 5-year period. There were no similar commission or restricted Unit and option plan expenses in the 1993 results of operations.

     General and administrative expenses are primarily comprised of telephone and printing expenses, the cost of supplies, books and periodicals, and electronic research fees.

     Marketing and promotional expenses include marketing fees and sales promotion, sales literature, travel, entertainment and public relations costs. The increase in such expenses in 1994 over 1993 results from the inclusion of $1.4 million of TAG's costs, primarily related to PADCO, since the Consolidation and from promotional spending for the marketing of the PIMCO Funds.

     Occupancy and equipment expenses increased over 1993 due to facility expansion primarily at Pacific Investment Management, and includes $0.9 million of TAG's costs.

     Professional fees include the costs of outside legal, accounting, audit and consultant services. The expense for 1994 includes approximately $0.4 million from TAG's operations. The increase in total professional fees over 1993 is largely due to professional services rendered in connection with the Consolidation.

     Equity in income of partnerships represents earnings from Pacific Investment Management's investment in a limited partnership, StocksPLUS, L.P., a pooled investment vehicle whose investment objective is to create returns for clients above the S&P 500 index. The amount earned by Pacific Investment Management will vary from year-to-year and will depend on the relative investment performance of StocksPLUS, L.P.

     Income tax expense represents the current and deferred provision for federal and state income taxes. Following the Consolidation, PIMCO Advisors was organized as a partnership whose income is generally not subject to tax at the partnership entity level. PIMCO Advisors does, however, have two corporate subsidiaries that may be subject to federal and state income taxes.

CAPITAL RESOURCES AND LIQUIDITY

     PIMCO Advisors and its predecessor entities' combined business have not historically been capital intensive. Prior to the Consolidation, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors will make quarterly profit sharing payments to key employees and distributions to its Unitholders. PIMCO Advisors may need to finance profit sharing payments using short-term borrowings.

     PIMCO Advisors had approximately $46.5 million of cash and cash equivalents and short-term investments at December 31, 1995 compared to approximately $55.7 million at December 31, 1994. The decrease was due primarily to the funding of "B" share commissions to brokers. "B" Shares involve the payment of commissions to the selling broker by the distributor at the time of sale of mutual fund shares. Through deferred sales charges to the investor, or 12-b1 plans with the mutual fund, these "front-end" commissions are recouped by the distributor over a period of years. PIMCO Advisors excess liquidity, after distributions to its unitholders, will be used for general corporate purposes including profit-sharing payments and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PIMCO Advisors believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source. However, PIMCO Advisors has made no formal decision as to the source or necessity of such financing.

     PIMCO Advisors currently has no long-term debt. PIMCO Advisors is currently engaged in discussions with banks with respect to a $25 million four-year revolving line of credit for working capital purposes. PIMCO Advisors currently believes that cash on hand and internally generated cash provides it adequate liquidity both in the near and long term.

ECONOMIC FACTORS

     The general economy including interest rates, inflation and client responses to economic factors will affect, to some degree, the operations of PIMCO Advisors. As a significant portion of assets under management are fixed income funds, fluctuations in interest rates could have a material impact on the operations of PIMCO Advisors. PIMCO Advisors advisory business is generally not capital intensive and therefore any effect of inflation, other than on interest rates, is not expected to have a significant impact on its operations or financial condition. Client responses to the economy, including decisions as to the amount of assets deposited may also impact the operations of PIMCO Advisors. These fluctuations may or may not be recoverable in the pricing of services offered by PIMCO Advisors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements:

                                                                        Page (s)
                                                                        --------
PIMCO Advisors L.P.
     Independent Auditors' Report                                            22
     Consolidated Statements of Financial Condition -
      as of December 31, 1995 and 1994                                    23-24
     Consolidated Statements of Operations -
      for each of the years in the three years ended
      December 31, 1995                                                      25
     Consolidated Statements of Changes in Owners' Equity -
      for each of the years in the three years ended
      December 31, 1995                                                   26-27
     Consolidated Statements of Cash Flows -
      for each of the years in the three years ended
      December 31, 1995                                                   28-30
     Notes to Consolidated Financial Statements                           31-40

INDEPENDENT AUDITORS' REPORT


PIMCO ADVISORS L.P. AND SUBSIDIARIES:

We have audited the accompanying consolidated statements of financial condition of PIMCO Advisors L.P. and subsidiaries (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in owners' equity and cash flows for each of the three years ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Costa Mesa, California

February 2, 1996

PIMCO ADVISORS L. P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                      1995              1994
- --------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                   $  34,915,170     $  55,003,751
    Investment advisory fees receivable:
       Private accounts                            45,344,158        19,815,133
       Proprietary Funds                            8,413,302         6,454,589
    Distribution and servicing fees receivable      3,594,534         2,864,886
    Notes receivable                                1,230,168         1,002,132
    Receivable from PIMCO Advisors Funds              337,744         1,203,358
    Short term investments                         11,531,226           663,347
    Other current assets                            2,282,895         2,412,884
                                                -------------     -------------
       Total current assets                       107,649,197        89,420,080
    Investment in StocksPLUS, L.P.                  3,384,237         2,094,029
    Fixed assets - Net of accumulated
      depreciation and amortization
       of $4,415,199 and $1,449,603                10,743,184         7,898,697
    Intangible assets - Net of accumulated
      amortization of $40,510,128
       and $4,500,996                             243,831,819       279,840,951
    Other noncurrent assets                         3,983,358           454,390
                                                -------------     -------------


       TOTAL ASSETS                             $ 369,591,795     $ 379,708,147
                                                =============     =============



The accompanying notes are an integral part of these consolidated financial statements. (CONTINUED)

PIMCO ADVISORS L. P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(CONTINUED)

                                                                                  DECEMBER 31,
                                                                             1995              1994
- --------------------------------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                $  8,132,005     $   7,190,703
   Commissions payable                                                     6,450,407         4,736,207
   Payable to affiliates                                                         -           5,841,256
   Accrued compensation                                                   21,246,685        13,387,340
   Other current liabilities                                               1,457,800         1,779,444
                                                                       -------------     -------------
      Total current liabilities                                           37,286,897        32,934,950
Long term compensation                                                           -             766,155
Other non current liabilitites                                               748,265           478,268
                                                                      --------------     -------------
      Total liabilities                                                   38,035,162        34,179,373
                                                                      --------------     -------------

PARTNERS' CAPITAL
    General Partner (800,000 units issued and outstanding)                 3,456,973         3,863,283
    Class A Limited Partners (40,121,155 and 40,018,155
     units issued and outstanding at December 31, 1995
     and 1994, respectively)                                             228,465,440       248,374,088
    Class B limited Partners (32,960,826 units issued and
     outstanding)                                                        114,806,204       115,177,051
    Unamortized compensation                                             (15,171,984)      (21,885,648)
                                                                      --------------     -------------
       Total Partners ' Capital                                          331,556,633       345,528,774
                                                                      --------------     -------------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $  369,591,795     $ 379,708,147
                                                                      ==============     =============



The accompanying notes are an integral part of these consolidated financial statements.

PIMCO ADVISORS L. P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                           1995                      1994                      1993
- ------------------------------------------------------------------------------------------------------------------------
REVENUES:
   Investment advisory fees:
      Private accounts                              $   210,788,518            $  128,069,527            $  119,089,826
      Proprietary Funds                                  72,687,409                47,666,728                46,766,660
   Distribution and servicing fees                       38,240,015                 4,288,702                       -
   Other                                                  1,297,933                   238,208                       -
                                                    ---------------           ---------------            --------------
      Total revenues                                    323,013,875               180,263,165               165,856,486
                                                    ---------------           ---------------            --------------
- ------------------------------------------------------------------------------------------------------------------------
EXPENSES:
   Compensation and Benefits                            149,163,906               117,197,986               115,048,366
   Commissions                                           28,743,396                 2,877,497                       -
   Restricted Unit and Option Plans                       6,713,664                 1,162,143                       -
   Marketing and promotional                              9,066,414                 6,594,546                 4,465,048
   Occupancy and equipment                                8,662,499                 4,342,777                 3,029,686
   General and Administrative                            11,433,726                 5,842,962                 3,524,943
   Insurance                                              2,799,795                 1,118,651                   664,899
   Professional fees                                      3,164,410                 3,899,758                 2,245,446
   Amortization of intangible  assets                    36,009,132                 5,039,680                       -
   Other                                                  2,236,996                 3,345,535                 2,468,280
                                                    ---------------           ---------------            --------------
        Total expenses                                  257,993,938               151,421,535               131,446,668
                                                    ---------------           ---------------            --------------
OPERATING INCOME                                         65,019,937                28,841,630                34,409,818
   Equity in income of StocksPLUS, L.P.                     225,670                    10,722                   768,327
   Other income, net                                      3,738,980                 1,072,221                    95,421
                                                    ---------------           ---------------            --------------
   Income before income tax expense                      68,984,587                29,924,573                35,273,566
   Income tax expense                                       517,133                10,669,295                15,556,248
                                                    ---------------           ---------------            --------------
NET INCOME                                          $    68,467,454           $    19,255,278            $   19,717,318
                                                    ===============           ===============            ==============
- ------------------------------------------------------------------------------------------------------------------------
NET INCOME ALLOCATED TO:
    General Partner                                 $       912,891           $        97,522
    Class A Limited Partner units                        45,742,774                 4,878,336
    Class B Limited Partner units                        21,811,789                 1,128,234
    Pre-Consolidation                                                              13,151,186
                                                    ---------------           ---------------
        Total                                       $    68,467,454           $    19,255,278
                                                    ===============           ===============
NET INCOME PER UNIT (POST-CONSOLIDATION):
Net income per General Partner and
     Class A Limited Partner units                  $          1.16           $          0.12
                                                    ---------------           ---------------
Net income per Class B Limited Partner unit         $          0.59           $          0.03
                                                    ===============           ===============


The accompanying notes are an integral part of these consolidated financial statements.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY



                                                                                              FOREIGN
                                     COMMON STOCK            PAID-IN           RETAINED      CURRENCY          GENERAL PARTNER
                                  SHARES      AMOUNT         CAPITAL           EARNINGS      TRANSLATION      UNITS      AMOUNT
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1993             1,000   $   1,000   $   8,093,146    $    17,418,695   $   (9,564)            -           -
        Net income                                                              19,717,318
        Capital contribution                                  2,750,000
        Dividends                                                              (22,158,012)
        Translation adjustment                                                                    8,752
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1993           1,000       1,000      10,843,146         14,978,001         (812)            -           -
        Net income                                                              13,151,186                              $    97,522
        PFAMCo Group
         capital contributions                                7,775,000
        Dividends                                                               (9,200,000)
        Translation adjustment                                                                   (50,427)
        Deemed dividend, net                                 (6,559,420)        (8,625,011)
        Conversion to partnership    (1,000)     (1,000)    (12,058,726)       (10,304,176)       51,239        800,000     318,182
        TAG contributed capital
        Goodwill from acquisition                                                                                         3,447,579
        Proceeds from Primary Offering
        Amended Option Plan
         grants (total award)
        Restricted Unit Plan
         grants (total award)
        Vesting of options
         and restricted units
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994             -           -               -                  -             -          800,000   3,863,283
        Net income                                                                                                          912,890
        Distributions                                                                                                    (1,319,200)
        Exercise of unit options
        Balance of proceeds-Primary
         offering
        Vesting of options
         and restricted units
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995             -     $     -     $         -      $           -     $       -          800,000 $ 3,456,973
                                ===========   ==========  ===============  ================  ============  ============ ============

(Continued)

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY, CONTINUED

                                         CLASS A LIMITED PARTNERS    CLASS B LIMITED PARTNERS        UNAMORTIZED        TOTAL
                                         UNITS             AMOUNT    UNITS             AMOUNT        COMPENSATION    OWNER'S EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1993                        -               -             -              -                -     $  25,503,277
    Net income                                                                                                          19,717,318
    Capital contribution                                                                                                 2,750,000
    Dividends                                                                                                          (22,158,012)
    Translation adjustment                                                                                                   8,752
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1993                      -               -             -              -                -        25,821,335
    Net income                                        $    4,878,336                $   1,128,234                       19,255,278
    PFAMCo Group
     capital contributions                                                                                               7,775,000
    Dividends                                                                                                           (9,200,000)
    Translation adjustment                                                                                                 (50,427)
    Deemed dividend, net                                                                                               (15,184,431)
    Conversion to partnership             23,775,000      13,088,231    24,575,000      8,906,250                              -
    TAG contributed capital               14,918,155       9,644,238     8,260,826      1,990,739                       11,634,977
    Goodwill from acquisition                            167,285,821                  101,459,864                      272,193,264
    Proceeds from Primary Offering         1,200,000      19,972,951                                                    19,972,951
    Amended Option Plan                                                                                                        -
     grants (total award)                                 31,135,761                               $   (18,987,077)     12,148,684
    Restricted Unit Plan
     grants (total award)                    125,000       2,368,750       125,000      1,691,964       (4,060,714)            -
    Vesting of options
     and restricted units                                                                                1,162,143       1,162,143
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994               40,018,155     248,374,088    32,960,826    115,177,051      (21,885,648)    345,528,774
    Net income                                            45,742,775                   21,811,789                       68,467,454
    Distributions                                        (66,110,962)                 (22,182,636)                     (89,612,798)
    Exercise of unit options                 103,000         374,920                                                       374,920
    Balance of proceeds-Primary offering                      84,619                                                        84,619
    Vesting of options
     and restricted units                                                                                6,713,664       6,713,664
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995               40,121,155  $  228,465,440    32,960,826  $ 114,806,204  $   (15,171,984) $  331,556,633
                                        ============  ==============   ===========  =============  ================ ==============

The accompanying notes are an integral part of these consolidated financial statements.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                      1995             1994            1993
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $  68,467,454    $  19,255,278   $  19,717,318
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                      38,972,101        6,339,107       1,015,505
  Deferred income taxes                                 270,000          804,116      (2,618,074)
  Amortization of compensation plan                                      663,697         789,504
  Restricted Unit and Option Plans                    6,713,664        1,162,143             -
  Unrealized gain on investments                       (198,396)        (135,376)            -
  Equity in income of StocksPLUS, L.                   (225,670)         (10,722)       (768,327)
  Change in operating assets and liabilities:
    Change in fees receivable                       (28,217,386)       7,919,554      (8,665,092)
    Change in receivable from                                                                -
     PIMCO Advisors Funds                               865,614         (618,123)
    Change in other assets                           (3,398,979)     (10,838,869)     (1,289,466)
    Change in accounts payable
     and accrued expenses                               941,302         (660,816)        745,956
    Change in commissions payable                     1,714,200        2,413,750
    Change in accrued compensation                    7,859,345        8,423,141       8,578,026
    Change in other liabilities                      (1,003,184)        (649,686)
    Change in payable to affiliates                  (5,841,256)      (6,877,311)      7,082,815
    Other                                                 1,811       (1,337,755)       (968,414)
                                                  -------------    --------------  --------------
Net cash flow provided by operating                  86,920,620       25,852,128      23,619,751
                                                  -------------    -------------   --------------

(Continued)

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                    1995            1994            1993
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investments                    $  (11,334,021)     $  (52,601,192) $  (61,435,120)
  Proceeds from sales of investments                     -            62,247,248      58,696,333
  Return of investment in StocksPLUS, L.P.               -                   -         6,500,000
  Investment in StocksPLUS, L.P.                    (400,000)                -        (2,589,000)
  Cash of acquired entities                              -            14,698,855             -
  Proceeds from sale of fixed assets                 309,575                 -            26,500
  Purchase of fixed assets                        (5,982,054)         (1,826,800)     (2,177,741)
  Notes receivable (advances) payments              (364,823)           (117,232)        543,484
                                               -------------       -------------   -------------
Net cash (used in) provided by
 investing activities                            (17,771,323)         22,400,879        (435,544)
                                               -------------       -------------   -------------
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from primary offering                         -            19,972,951             -
  Cash distributions                             (89,612,798)                -               -
  Unit options exercised                             374,920                 -               -
  Dividends                                              -           (22,521,573)    (14,900,000)
                                               -------------       -------------   -------------
Net cash used in financing activities            (89,237,878)         (2,548,622)    (14,900,000)
                                               -------------       -------------   -------------
Net (decrease) increase
  in cash and cash equivalents                   (20,088,581)         45,704,385       8,284,207
Cash and cash equivalents, beginning of year      55,003,751           9,299,366       1,015,159
                                               -------------       -------------   -------------

CASH AND CASH EQUIVALENTS, END OF YEAR         $  34,915,170       $  55,003,751   $   9,299,366
                                               =============       =============   =============

The accompanying notes are an integral part of the consolidated financial statements.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 1995            1994            1993
- ------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF
NON-CASH OPERATING ACTIVITIES
  Increase in other assets and other
    liabilities relating to subsidiaries'
    long-term incentive plan                    $       -     $        -     $  1,117,433
                                                ===========   ============   ============
- ------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES
  Reduction of payable to affiliates
    by capital contribution                     $       -     $  7,775,000   $  2,750,000
                                                ===========   ============   ============
  Deemed dividend                               $       -     $  1,862,858   $        -
                                                ===========   ============   ============
- ------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
  Income taxes paid                             $   405,542   $ 15,004,148   $ 18,612,861
                                                ===========   ============   ============
  Interest paid                                 $    18,750   $    209,171   $    161,623
                                                ===========   ============   ============
  Fair value of non-cash
    assets acquired                             $       -     $ 27,995,376   $        -
                                                ===========   ============   ============
  Liabilities assumed                           $       -     $ 24,642,727   $        -
                                                ===========   ============   ============
  Non-cash assets excluded
    from the Consolidation                      $       -     $ 46,431,262   $        -
                                                ===========   ============   ============
  Liabilities transferred excluded
    from the Consolidation                      $       -     $ 31,748,537   $        -
                                                ===========   ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

          PIMCO Advisors L.P. ("PA") is a registered investment advisor that provides a broad array of investment management and advisory services to institutional and retail mutual funds and to separate accounts of institutional clients.

          PA was formed on November 15, 1994, when Pacific Financial Asset Management Group (PFAMCo Group") merged (the "Consolidation") certain of its investment management businesses and substantially all of its assets into Thomson Advisory Group L.P. ("TAG"). The PFAMCo Group comprised Pacific Financial Asset Management Corporation ("PFAMCo"), a wholly-owned subsidiary of Pacific Mutual Life Insurance Company ("Pacific Mutual"), and certain of its wholly-owned investment management subsidiaries. The businesses of PFAMCo Group contributed to PA were then contributed to newly formed subsidiaries of PA.

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

 . NFJ INVESTMENT GROUP ("NFJ") is a value-oriented manager of equity securities primarily for institutions and mutual funds; and

 . BLAIRLOGIE CAPITAL MANAGEMENT ("Blairlogie") specializes in international equity securities from its office in Edinburgh, Scotland, primarily for institutions and mutual funds.

          The investment advisor subsidiaries are supported by additional incorporated subsidiaries:

 . PIMCO ADVISORS DISTRIBUTION COMPANY ("PADCO") serves as the distributor of institutional and retail mutual funds (the "Proprietary Funds") for which PA and the investment advisor subsidiaries provide investment management and administrative services;

 .  STOCKSPLUS MANAGEMENT, INC. ("StocksPLUS"), a wholly-owned subsidiary of
   Pacific Investment Management, owns approximately 0.2 percent interest in, and is the general partner of StocksPLUS, L.P. (Note 13); and

 . COLUMBUS CIRCLE TRUST COMPANY ("CCTC"), a non bank trust company and wholly owned subsidiary of Columbus Circle Investors, established in November 1995, which commenced business in January 1996.

          Pacific Investment Management, CCI, Cadence, Parametric, NFJ and Blairlogie are registered investment advisors. PADCO is a registered broker/dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc.

          Institutional mutual funds managed consist of two open-end investment management companies. One series includes 18 predominantly fixed income funds. The other series includes 12 predominantly equity funds. The retail mutual funds managed consist of 16 funds included within two open-end investment management companies, the PIMCO Advisors Funds ("PAF"), formerly the Thomson Funds, and the Cash Accumulation Trust ("CAT").

          The accompanying consolidated financial statements for the period prior to the Consolidation include the accounts of PFAMCo and its wholly-owned subsidiaries, reflected on a combined basis.

2. SIGNIFICANT ACCOUNTING POLICIES

A. CASH AND CASH EQUIVALENTS - PA invests certain cash balances in money market funds. At December 31, 1995, this investment was approximately $20,844,000, of which approximately $5,738,000 is invested in the National Money Market Fund of CAT, approximately $4,284,000 is invested in the PIMCO Advisors Money Market Fund and approximately $10,822,000 is invested in non affiliate money market funds. At December 31, 1994, this category of investment was approximately $41,000,000, of which approximately $32,000,000 was invested in the National Money Market Fund of CAT. Management considers investments in money market funds to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. These investments are carried at cost, which approximates market.

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

C. DEPRECIATION AND AMORTIZATION - Office equipment, furniture and fixtures are depreciated on a straight line basis over their estimated useful lives, generally five years. Automobiles are depreciated on a straight-line basis over their estimated lives, generally three years. Leasehold improvements are amortized on a straight-line basis over the remaining terms of the related leases or the useful lives of such improvements, whichever is shorter.

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

E. SHORT-TERM INVESTMENTS - The short term investments, as of December 31, 1995, are primarily invested in the PIMCO Funds with a short-term duration objective. The investments are carried at market value in accordance with SFAS No. 115. Cost approximated fair value as of December 31, 1995 and 1994. The investments, as of December 31, 1994, represent primarily investments in PAF and CAT.

F. FOREIGN CURRENCY TRANSLATION - The assets and liabilities of Blairlogie, PFAMCo UK Limited and Blairlogie's predecessor company have been translated into U.S. dollars at the current rate of exchange existing at year-end. Revenues and expenses were translated at the average of the monthly exchange rates then in effect.

G. NET INCOME ALLOCATION - Net income is allocated in accordance with the Amended and Restated Agreement of Limited Partnership of PA. Net income is allocated among unit holders in the same proportions as cash distributions. PA's cash distribution policy provides for a first priority distribution to General Partner and Class A Limited Partner units followed by a second priority distribution to Class B Limited Partner units. During the year ended December 31, 1995 and the period from the Consolidation through December 31, 1994, the second priority distribution was less than the first priority distribution.

H. EARNINGS PER UNIT - Earnings per unit are computed based on the weighted average number of units outstanding, assuming the exercise of dilutive unit options. Proceeds from the exercise of such unit options are assumed to be used to repurchase outstanding Limited Partner units under the treasury stock method. The weighted average number of units used to compute earnings per unit was as follows:

                                                             1995        1994
                                                             ----        ----
     General Partner and Class A Limited Partner Units    42,127,833  41,802,420
     Class B Limited Partner Units                        33,425,537  32,960,826


I. OTHER - Certain items have been reclassified to conform with the current year presentation. All significant intercompany items have been eliminated in the accompanying consolidated financial statements.

 j. USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3. INTANGIBLE ASSETS

          For accounting purposes, the Consolidation between PFAMCo Group and TAG is treated as a purchase and recapitalization of TAG by PFAMCo Group, or a "reverse acquisition." Intangible assets of approximately $284.9 million represented the excess of the purchase price over the fair value of the net tangible assets of TAG deemed acquired in the Consolidation. A portion of the intangible assets represents the value assigned to PA's Master Limited Partnership ("MLP") structure. Under current Internal Revenue code guidelines, an MLP is exempt from Federal and most state and local income taxes through December 31, 1997. The value attributed to the MLP structure will be amortized over the period ending December 31, 1997. The remainder will be amortized on a straight-line basis over its estimated life of twenty years. During the years ended December 31, 1995 and 1994, approximately $36,000,000 and $5,000,000 of amortization have been charged to expense, respectively.

4. PRO FORMA RESULTS (UNAUDITED)

          The following represents the unaudited pro forma results of operations as if the Consolidation discussed in Note 1 had occurred on January 1, 1993, except for the period from November 15,1994 through December 31, 1994 and for the year ended December 31, 1995 which reflects actual results. The pro forma operating results give effect to:

a)   The Consolidation of PFAMCo Group and TAG;
b)   The amendment of existing options under TAG's 1993 Unit Option Plan;
c)   The adoption of the Class B Limited Partner Unit Option Plan;
d) The contribution of PADCO to PA in exchange for Class A Limited Partner Units; and
e) Certain transactions effected by PFAMCo Group and TAG in connection with the Consolidation, primarily related to intangible amortization and profit sharing.

                                                       YEAR ENDED DECEMBER 31,
                                                    1995         1994        1993
                                            (Amounts in thousands, except per unit amounts)
- ---------------------------------------------------------------------------------------------
REVENUES

Investment advisory                              $  281,610    $  231,475   $  222,366
PADCO                                                41,404        37,629       33,130
                                                 ----------    ----------   ----------
                                                    323,014       269,104      255,496
- -------------------------------------------------==========----==========---==========-------

EXPENSES

Investment advisory                                 171,272       137,246      124,758
PADCO                                                40,552        36,435       32,487
Amortization of intangibles,
 options and restricted units                        42,723        40,713       40,713
                                                 ----------    ----------   ----------
                                                    254,547       214,394      197,958
                                                 ----------    ----------   ----------
Net income                                       $   68,467    $   54,710   $   57,538
                                                 ==========    ==========   ==========

Net income per General Partner
 and Class A Limited Partner Unit                     $1.16         $1.08        $1.10
                                                      =====         =====        =====
Net income per Class B Limited Partner Unit           $0.59         $0.28        $0.34
                                                      =====         =====        =====


The pro forma information above is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented.

5. NOTES RECEIVABLE

          Pacific Investment Management and PA have granted loans to certain employees as part of programs designed to ensure the long-term retention of those employees. These loans are primarily non-interest bearing and are generally due within one year of issuance.

6. FIXED ASSETS

          The major classifications of fixed assets are as follows:

                                                                    AS OF DECEMBER 31,
                                                                 1995                1994
- --------------------------------------------------------------------------------------------------
Office equipment, furniture and fixtures                    $  9,548,212           $  6,213,334
Automobiles                                                      836,152                859,158
Leasehold improvements                                         4,774,019              2,275,808
Total fixed assets                                          ------------           ------------
Less accumulated depreciation and amortization                15,158,383              9,348,300
Fixed assets, net                                              4,415,199              1,449,603
                                                            ------------           ------------
                                                            $ 10,743,184           $  7,898,697
                                                            ============           ============

Fixed assets of certain of the subsidiaries were revalued at their estimated fair market value in connection with the Consolidation.

7. INCOME TAXES

Subsequent to the Consolidation, only certain subsidiaries are subject to income taxes directly. PADCO and StocksPLUS are subject to Federal and state income tax and file separate tax returns and account for income taxes under Statement of Financial Accounting Standards No. 109. The total income tax provision for the above subsidiaries for the year ended December 31, 1995 is as follows:

      Current expense:
       State                                       $  105,724
       Federal                                        159,440
      Deferred expense:
       State                                           68,378
       Federal                                        183,591
                                                   -----------
                                                   $  517,133
                                                   ===========

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

The provision for taxes prior to the Consolidation was as follows:

                                                  PERIOD ENDED       YEAR ENDED
                                                  NOVEMBER 15,      DECEMBER 31,
                                                      1994            1993
- --------------------------------------------------------------------------------
Current expense:
    State                                         $  2,140,509    $  3,752,595
    Federal                                          7,705,429      14,421,727
Deferred expense (benefit):
    State                                              156,960        (391,741)
    Federal                                            647,147      (2,226,333)
                                                  ------------    -------------
                                                  $ 10,650,045    $ 15,556,248
                                                  ============    =============

Reconciliations of the statutory Federal income tax rates to the effective income tax rates prior to the Consolidation are as follows:

                                                            PERIOD ENDED   YEAR ENDED
                                                             NOVEMBER 15, DECEMBER 31,
                                                               1994           1993
- --------------------------------------------------------------------------------------
     Statutory Federal income tax rate
        applied to income before Federal income taxes         35.0%            35.0%
     State taxes, net of Federal benefit                       6.1              6.0
     Foreign operations                                        3.1              1.9
     Other                                                     0.5              1.2
                                                          -----------       ----------
     Effective income tax rate                                44.7%            44.1%
                                                          ===========       ==========


After the Consolidation, PA incurred a tax liability of $19,250 in 1994 principally related to the activities of a corporate subsidiary.

8. RELATED-PARTY TRANSACTIONS

          As of December 31, 1994, the payable to affiliates included cash received by PA and several of the subsidiaries for advisory fees which pre-dated the Consolidation. This amount was payable to affiliates of Pacific Mutual and was paid in 1995.

          Pacific Mutual provided certain support services to PFAMCo Group prior to the Consolidation. Services for certain of PFAMCo Group's employees include participation in a pension plan maintained by Pacific Mutual (Note 9f). Charges for support services, including pension plan participation, amounted to approximately $2,335,000 and $2,272,000 for the period ended November 15, 1994 and the year ended December 31, 1993, respectively.

          Dividends declared of $7,258,012 for the year ended December 31, 1993 were satisfied through a reduction in intercompany accounts.

9. BENEFIT PLANS

a. PROFIT SHARING AND INCENTIVE PROGRAMS - PA and its subsidiaries have several profit sharing and incentive programs that compensate participants on the basis of profitability and discretionary bonuses. Compensation under these programs was approximately $94,487,000 for the year ended December 31, 1995 and was approximately $10,091,000 for the period from the Consolidation through December 31, 1994. PFAMCo Group had nonqualified profit sharing plans (the "Profit Sharing Plans") covering certain key employees and other employees. The Profit Sharing Plans provided for awards based on the profitability of the respective subsidiary. Such profitability was primarily based on income before income taxes and before profit sharing. The awards ranged from 40% to 80% of such amounts depending on the level of profitability. Profit sharing awards were fully vested at the date of the Consolidation. Profit sharing expense relating to the Profit Sharing Plans of approximately $68,387,000 and $86,286,000 are included in compensation and benefits in the accompanying Consolidated Statements of Operations for the period ended November 15, 1994 and the year ended December 31, 1993, respectively.

 b. LONG TERM COMPENSATION - Long term compensation includes amounts payable to certain officers of a subsidiary in connection with the discretionary bonuses discussed above. The amounts payable will be paid on specified dates and are subject to cancellation upon the occurrence of certain events. In addition, certain key employees of the PFAMCo subsidiaries participated in Long-Term Incentive Plans that provided compensation under the Profit Sharing Plans for a specified period of time subsequent to their termination of employment. These plans were terminated as of the Consolidation.

 c. SAVINGS AND INVESTMENT PLANS - PA and its subsidiaries have several defined contribution employee benefit plans covering substantially all employees. PA and Pacific Investment Management are the sponsors of certain defined contribution employee savings and investment plans. The plans qualify under
     Section 401(k) of the Internal Revenue Code and allow eligible employees of PA and certain of its subsidiaries, to contribute up to ten percent of their annual compensation as defined, and subject to a maximum dollar amount determined from time to time by the Internal Revenue Service. Employees are generally eligible following the later of attainment of age 21 or the completion of one year of credited service. For 1995, PA and certain of its subsidiaries, matched and contributed an amount equal to the first five or six percent of annual compensation, subject to Internal Revenue Service limits, contributed by the employees. In addition, PA and certain of its subsidiaries, may elect to make a discretionary contribution to all participants. The amount expensed by PA and its subsidiaries related to this plan during the year ended December 31, 1995 and 1994 was approximately $1,851,000 and $50,000, respectively.

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

     Pacific Investment Management has several defined contribution employee benefit plans covering substantially all of its employees and made contributions to the plans ranging form five percent to eleven percent of covered individuals' base compensation. The aggregate expense recorded is approximately $950,000 and none in 1995 and 1994, respectively.

 d. RESTRICTED UNIT PLAN - PA adopted a restricted unit plan for the benefit of certain key employees. A total of 125,000 Class A Limited Partner Units and 125,000 Class B Limited Partner Units have been awarded under the plan. The units generally vest over a five-year period, however, accelerated vesting occurred in 1995 upon the departure of a key employee. There are no additional units available for grants under the plan. The expense under this plan was approximately $2,010,000 and $101,000 during 1995 and 1994, respectively.

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

                                                                           OPTION PRICE
                                                       UNITS              RANGER PER UNIT
- -----------------------------------------------------------------------------------------------------
Outstanding, January 1, 1994                                   -                      -

Class A Limited Partner units
     Granted                                           2,442,130        $2.425-   $4.85

Class B Limited Partner units
     Granted                                           5,297,000                 $13.53
                                                    ------------
Outstanding, December 31, 1994                         7,739,130        $2.425-  $13.53
                                                    ------------

Class A Limited Partner units
     Exercised                                          (103,000)       $2.425-   $4.85

Class B Limited Partner units
     Granted                                             109,000        $12.70-  $14.68
     Cancelled                                          (174,200)                $13.53
                                                    ------------
Outstanding, December 31, 1995                         7,570,930        $2.425-  $14.68
                                                    ============

Exercisable:
     Class A Limited Partner units                       686,666                 $2.425
     Class B Limited Partner units                          -
                                                    ------------
Exercisable, December 31, 1995                           686,666
                                                    ============

There are 368,200 Class B Limited Partner unit options available for future grants, at December 31, 1995. The expense under the option plans was approximately $4,704,000 and $1,061,000 during 1995 and 1994, respectively.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. PA has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per unit should it elect to make such a change. Adoption of the new standard will have no effect on PA's cash flows.

F. OTHER BENEFIT PLANS - Certain of PFAMCo Group's eligible employees were included in a Pacific Mutual sponsored defined benefit pension plan, and health care and life insurance plans that provide post-retirement benefits. PFAMCo Group was charged an immaterial amount by Pacific Mutual for these plans prior to the Consolidation. Upon completion of the Consolidation, PA will not bear any expense associated with these plans.

10. COMMITMENTS

a. LEASE AGREEMENTS - PA and its subsidiaries lease office space and certain office equipment under noncancelable leases with terms in excess of one year. Future minimum payments are as follows:

                                       YEAR ENDED
                                      DECEMBER 31,
- -----------------------------------------------------
1996                                      $3,498,602
1997                                       3,500,329
1998                                       2,453,428
1999                                       1,656,532
2000                                         704,827
Thereafter                                   824,269
                                      ---------------
Total                                    $12,637,987
                                      ===============

Rent expense in connection with these agreements was approximately $3,641,000, $2,379,000 and $1,476,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

b. LETTER OF CREDIT - PA is contingently liable for a letter of credit in the amount of $738,548 related to PA's membership in a captive insurance program.

11. SEGMENT INFORMATION

          PA operates in one industry segment, that of investment management services.

12. NET CAPITAL

          PADCO is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1995, PADCO had net capital of $1,049,818, which was $515,116 in excess of its required net capital of $534,702. PADCO's net capital ratio was 7.64 to 1. At December 31, 1994, PADCO had $1,156,876 in excess of its required net capital of $579,935. PADCO's net capital ratio was 5.01 to 1 at that time.

13. INVESTMENT IN STOCKSPLUS, L.P.

          StocksPLUS accounts for its investment in StocksPLUS, L.P. under the equity method because StocksPLUS is the general partner in, and exercises significant influence over the operating and financial policies of StocksPLUS, L.P. (Note 1). The underlying investments of StocksPLUS, L.P. are carried at fair value. The effect of such accounting does not have a material effect on PA's consolidated financial statements. StocksPLUS, L.P. has made its investments with the intent to have its performance exceed the S & P 500 Index.

          StocksPLUS has mitigated the effects of its pro rata investment in StocksPLUS, L.P.'s investments through the use of short futures positions. Gains and losses related to these positions are settled daily. Included in "Short term investments" in the accompanying Consolidated Statements of Financial Condition are securities which are used as necessary for deposits made in connection with the futures positions and are recorded at fair value. The notional amounts of the contracts do not necessarily represent future cash requirements, as the contracts are intended to be closed prior to their expiration. As of December 31, 1995 and 1994, the notional amounts of futures contracts approximated $3,401,000 and $2,076,000, respectively.

Condensed financial information for StocksPLUS, L.P. is as follows:


                                                                                       As of December 31,
                                                                                  1995                   1994
SUMMARY OF FINANCIAL CONDITION
- -------------------------------------------------------------------------------------------------------------------------
ASSETS
     Investments - at fair value                                            $  1,893,770,000         $  1,122,510,000
     Other assets                                                                 18,685,000               10,576,000
                                                                            ----------------         ----------------
        Total assets                                                        $  1,912,455,000         $  1,133,086,000
- ----------------------------------------------------------------------------================---------================

LIABILITIES AND PARTNERS' CAPITAL
     Liabilities                                                            $    219,072,000         $     68,867,000
     StocksPLUS' Partner Capital                                                   3,384,000                2,094,000
     Limited Partners' Capital                                                 1,689,999,000            1,062,125,000
                                                                            ----------------         ----------------
        Total liabilites and partners' capital                              $  1,912,455,000         $  1,133,086,000
                                                                            ================         ================

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                           1995                      1994                   1993
SUMMARY OF OPERATIONS
- ---------------------------------------------------------------------------------------------------------------------
     Net trading gains (losses) on futures           $  326,096,000         $    (30,291,000)        $     43,074,000
     Net gain (loss) in fair value of securit            31,266,000              (21,278,000)              (1,401,000)
     Interest income                                     92,260,000               58,383,000               43,320,000
     Fees and commissions                                (3,822,000)                (878,000)              (3,299,000)
                                                     --------------         ----------------         ----------------
     Net income                                      $  445,800,000         $      5,936,000         $     81,694,000
                                                     ==============         ================         ================



14. CONSOLIDATED QUARTERLY RESULTS
    OF OPERATIONS (UNAUDITED)

The quarterly results for the periods indicated were as follows:

                                    THREE MONTHS         THREE MONTHS         THREE MONTHS         THREE MONTHS
                                       ENDED                 ENDED               ENDED                ENDED
                                      MARCH 31,             JUNE 30,          SEPTEMBER 30,         DECEMBER 31,
                                        1995                  1995                1995                 1995
- -----------------------------------------------------------------------------------------------------------------
Revenues                           $   71,118,000       $   75,465,000       $   83,203,000       $   93,228,000
Expenses                               57,934,000           61,158,000           65,799,000           69,139,000
                                   --------------       --------------       --------------       --------------
Income before taxes                    13,184,000           14,307,000           17,404,000           24,089,000
Income tax expense                         44,000              198,000              263,000               12,000
                                   --------------       --------------       --------------       --------------
Net income                         $   13,140,000       $   14,109,000       $   17,141,000       $   24,077,000
                                   ==============       ==============       ==============       ==============
Net income per General
     Partner and Class A Limited
     Partner Unit                           $0.26                $0.26                $0.29                $0.35
                                   ==============       ==============       ==============       ==============
Net income per Class B
     Limited Partner Unit                   $0.07                $0.10                $0.14                $0.28
                                   ==============       ==============       ==============       ==============
Market price per Class A
     Limited Partner Unit
        Low                           $ 16 7/8             $ 17 3/8              $ 19               $ 19 5/8
        High                          $ 18 1/4             $ 20 5/8            $ 21 1/4             $ 12 1/4

                                        THREE MONTHS     THREE MONTHS     THREE MONTHS     THREE MONTHS
                                            ENDED            ENDED            ENDED            ENDED
                                          MARCH 31,         JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                            1994              1994            1994             1994
- --------------------------------------------------------------------------------------------------------
Revenues                                $ 43,502,000     $ 40,522,000     $ 40,556,000     $ 55,683,000
Expenses                                  34,624,000       33,697,000       33,639,000       48,379,000
                                       --------------   --------------   --------------   --------------
Income before taxes                        8,878,000        6,825,000        6,917,000        7,304,000
Income tax expense                         3,894,000        2,969,000        2,938,000          868,000
                                       --------------   --------------   --------------   --------------
Net income                              $  4,984,000     $  3,856,000     $  3,979,000     $  6,436,000
                                       ==============   ==============   ==============   ==============
Net income per General
     Partner and Class A Limited
     Partner Unit*                                                                         $       0.12
                                                                                           ============
Net income per Class B
     Limited Partner Unit*                                                                 $       0.03
                                                                                           ============
Market price per Class A
     Limited Partner Unit*
          Low                                                                                $ 16 1/4
          High                                                                               $ 17 3/4

*Information is for the period following the Consolidation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 15, 1994, the Operating Committee of the Operating Board of the Partnership, with the consent of the Audit Committee of the Equity Board of the Partnership, appointed the firm of Deloitte & Touche LLP as the Partnership's auditor, to replace the firm of Coopers & Lybrand L.L.P., which served in that position until it was replaced in connection with the appointment of Deloitte & Touche LLP.

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

     The change in auditors did not arise from any disagreement during the Partnership's two most recent fiscal years and the subsequent interim period up to December 15, 1994 with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of the disagreement in any of its reports. The financial statements prepared by Coopers & Lybrand L.L.P. for 1992 and 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Partnership carries on its combined businesses (i) directly through the Partnership with respect to the Partnership's administrative, accounting and legal functions and its mutual fund business and (ii) through six largely autonomous Investment Management Firms which carry on the respective businesses of PIMCO, CCI, Cadence, Parametric, NFJ and Blairlogie.

PARTNERSHIP

     The Partnership is managed by its General Partner, PPGP.

     The General Partner has delegated the management and control of the Partnership to two management boards, the Operating Board and the Equity Board. Under the terms of the delegation, governance matters for most day-to-day decisions are allocated to the Operating Board, which has, in turn, delegated the authority to manage day-to-day operations and policies of the Partnership to an Operating Committee. Accordingly, the members of the Operating Committee, together with certain other officers of the Partnership, fulfill the functions of executive officers of the Partnership.

     The members of the Operating Board and the Operating Committee are as set forth below:

           Name                              Age                                    Positions
           ----                              ---                                    ---------
David B. Breed                               48                 Chief Executive Officer and Managing Director of Cadence

Donald A. Chiboucas                          51                 President and Managing Director of CCI

William D. Cvengros (1)                      47                 Chief Executive Officer and President of the Partnership

William H. Gross                             51                 Managing Director of PIMCO

Brent R. Harris                              36                 Managing Director of PIMCO

Amy M. Hogan                                 33                 Managing Director of CCI

Dean S. Meiling                              47                 Managing Director of PIMCO

James F. Muzzy                               56                 Managing Director of PIMCO

William F. Podlich, III                      51                 Managing Director of PIMCO

William C. Powers                            38                 Managing Director of PIMCO

Irwin F. Smith (1)                           56                 Chief Executive Officer and Managing Director of CCI

William S. Thompson, Jr. (Chair) (1)         50                 Chief Executive Officer and Managing Director of PIMCO

__________
(1) Member of Operating Committee

     Until the earlier of December 31, 1997 or the Restructuring, the Operating Board will be composed of the Chief Executive Officer of PIMCO, six other persons designated by the Managing Directors of PIMCO, three persons designated by the Managing Directors of CCI, one person selected by the vote of the Managing Directors of Cadence, NFJ, Parametric and Blairlogie weighted by the contribution of Cadence, NFJ, Parametric and Blairlogie to the income of the Partnership, and the Chief Executive Officer of the Partnership, who serves ex officio. Thereafter, the Operating Board will consist of at least 11 members designated by the Investment Management Firms in accordance with their relative contributions to the income of the Partnership and may include additional members.

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

     The authority of the Operating Board and the Operating Committee to take certain specified actions is subject to the approval of the Equity Board. The Equity Board has jurisdiction over any decision of the Operating Board with which three members of the Operating Board disagree and which is expected to have a material adverse effect on an Investment Management Firm. In addition, the Equity Board's approval is required for certain material transactions, including amendment of the Partnership Agreement or the partnership agreement of an Investment Management Firm, incurring large amounts of debt or making significant investments, making certain material changes in the business of the Partnership or of an Investment Management Firm or material acquisitions or dispositions by the Partnership or an Investment Management Firm, the authorization of additional Units, the selection of the Chief Executive Officer of the Partnership, the removal of any Managing Director of an Investment Management Firm (to the extent such approval is required by the Investment Management Firm), declaring distributions on Units, material transactions with affiliates, any increase in the compensation of a Managing Director of an Investment Management Firm in excess of consumer price index adjustments, and the adoption of any policy or any action by one Investment Management Firm that materially burdens another.

     The members of the Equity Board are as set forth below:

           Name                              Age                                    Positions
           ----                              ---                                    ---------
Walter E. Auch, Sr.                          74                 Independent Member

William D. Cvengros                          47                 Chief Executive Officer and President of the Partnership

Walter B. Gerken (Chair)                     73                 Former Chairman and Former Director of Pacific Mutual

William H. Gross                             51                 Managing Director of PIMCO

Donald R. Kurtz                              65                 Independent Member

James F. McIntosh                            55                 Independent Member

Donald K. Miller                             64                 Chairman of Greylock Financial Inc.

William F. Podlich, III                      51                 Managing Director of PIMCO

Glenn S. Schafer                             46                 President and Director of Pacific Mutual

Irwin F. Smith                               56                 Chief Executive Officer and Managing Director of CCI

Thomas C. Sutton                             53                 Chairman and Chief Executive Officer of Pacific Mutual

William S. Thompson, Jr.                     50                 Chief Executive Officer and Managing Director of PIMCO

     Until the earlier of December 31, 1997 or the Restructuring, the members of the Equity Board will be composed of eight members who are not employed by PIMCO Advisors (including five members designated by certain Unitholders), the Chief Executive Officer of PIMCO Advisors, the Chairperson of the Operating Board and two representatives of PIMCO. Thereafter, the then serving Equity Board will appoint an Equity Board consisting of 13 members who shall consist of the Chairperson of the Operating Board, the Chief Executive Officer of the Partnership and 11 other members, including at least three independent directors, allocated in a manner reasonably determined by the Equity Board to represent most effectively the interests of the direct or indirect beneficial owners of Units, including the public Unitholders.

     Other individuals who serve as executive officers of the Partnership include Robert A. Prindiville, Executive Vice President; Kenneth M. Poovey, General Counsel; John O. Leasure, Senior Vice President; Robert M. Fitzgerald, Chief Financial Officer, Senior Vice President and Principal Accounting Officer; Richard M. Weil, Senior Vice President-Legal; Newton B. Schott, Jr., Senior
Vice President-Legal; and James G. Ward, Vice President & Director of Human Resources.

     In addition, the Partnership has an Audit Committee, a Compensation Committee, a Constructive Termination Committee and a Unit Incentive Committee of the Equity Board, each comprised of the three independent members of the Equity Board.

     Set forth below is certain background information with respect to the persons who are the members of the Operating and Equity Boards or certain executive officers of the Partnership:

     Walter E. Auch, Sr. Mr. Auch has served on the Equity Board as an independent member and as a member of the Audit Committee, Compensation Committee, Unit Incentive Committee and the Constructive Termination Committee since the Consolidation in November 1994. He currently is a management consultant. Mr. Auch was a Director of TAG Inc. from October 1990 until November 1994. He was previously the Chairman and Chief Executive Officer of the Chicago Board Options Exchange from 1979 to 1986. He is also a director of Geotek Industries, Inc., Fort Dearborn Fund, Shearson VIP Fund, Shearson Advisors Fund, Shearson TRAK Fund, Banyan Strategic Land Trust, Banyan Strategic Land Fund II, Banyan Mortgage Investment Fund, Express American Holding Corporation and Nicholas/Applegate Funds.

     David B. Breed. Mr. Breed has served as Chief Executive Officer and a Managing Director of Cadence since the Consolidation in November 1994. From February 1988 to July 1993, he was a Managing Director and Director of Cadence Capital Management Corporation and he was Chief Executive Officer and Chief Investment Officer thereof until November 1994.

     Donald A. Chiboucas. Mr. Chiboucas has served as a member of the Operating Board of the Partnership and the President and a Managing Director of CCI since the Consolidation in November 1994. Mr. Chiboucas was Senior Executive Vice President of TAG Inc. and the Partnership, a member of the Partnership's Executive Operating Committee and President of the CCI division from October 1990 until November 1994.

     William D. Cvengros. Mr. Cvengros has served as Chief Executive Officer and President of the Partnership, a member of its Equity and Operating Boards and Chairman of its Operating Committee since the Consolidation in November 1994. In February 1986, Mr. Cvengros became both Chairman of the Board and Directo of Pacific Investment Management Company (the predecessor to the PIMCO Subpartnership). He was associated with Pacific Mutual from July 1972 when he joined Pacific Mutual as an investment analyst until November 1994. He was promoted to Executive Vice President, Investment Operations of Pacific Mutual in April 1986, and became a director in January 1988. Mr. Cvengros became Vice Chairman and Chief Investment Officer of Pacific Mutual in January 1990. Mr. Cvengros also served as a director of Pacific Mutual Distributors, Inc., Mutual Service Corporation, PFAMCo, PFAMCo UK Limited, Blairlogie, Parametric, NFJ, Cadence and PMRealty Advisors, Inc. He is currently a director of Furon Corporation.

     Robert M. Fitzgerald. Mr. Fitzgerald is Senior Vice President-Finance, Chief Financial Officer, and Principal Accounting Officer of the Partnership. He joined the Partnership in February 1995. From April 1994 through January 1995, he served as a consultant to various companies, including PIMCO. From October 1991 until April 1994, he served in various senior executive positions, including President, at Mechanics National Bank. Prior to October 1991, he was a partner with Price Waterhouse LLP. He is a Certified Public Accountant.

     Walter B. Gerken. Mr. Gerken has served as the Chairman of the Equity Board since the Consolidation in November 1994. Mr. Gerken is also on the Board of Commercial Mortgage Securities Trust, Inc. and was formerly on the Board of Pacific Investment Management Company. Mr. Gerken is the former Chairman of the Board and CEO of Pacific Mutual.

     William H. Gross. Mr. Gross is a Managing Director of the PIMCO Subpartnership and a member of the Equity and Operating Boards. Mr. Gross joined Pacific Investment Management Company (the predecessor to the PIMCO Subpartnership) in June 1971 and became a Managing Director in February 1982. He serves as a Director and Vice President of StocksPLUS(R) and as a Senior Vice President of PIMCO Funds.

     Brent R. Harris. Mr. Harris is a Managing Director of the PIMCO Subpartnership and has served on the Operating Board since the Consolidation in November 1994. Mr. Harris was a Managing Director of Pacific Investment Management Company (the predecessor to the PIMCO Subpartnership) until November 1994. He joined Pacific Investment Management Company as an Account Manager in June 1985, and became a Vice President in February 1987, a Senior Vice President in February 1990, a Principal in April 1991 and a Managing Director in April 1993. Mr. Harris serves on the boards of PIMCO Commercial Mortgage Securities Trust, Inc. and StocksPLUS(R). He also serves as a Trustee and Chairman of the PIMCO Funds and the PIMCO Commercial Mortgage Securities Trust, Inc.

     Amy M. Hogan. Ms. Hogan has served as a member of the Operating Board since March 1996 and as a Managing Director of CCI since the Consolidation in November 1994. Prior thereto, Ms. Hogan was a Senior Vice President and Portfolio Manager for Columbus Circle Investors division of the
     Partnership (the predecessor of CCI). She had been employed by the Partnership in similar capacities since 1986.

     Donald R. Kurtz. Mr. Kurtz has served on the Equity Board as an independent member and as a member of the Audit Committee, Compensation Committee, Unit Incentive Committee and the Constructive Termination Committee of the Partnership since the Consolidation in November 1994. Mr. Kurtz was a Director of TAG Inc. from May 1992 until November 1994. From December 1994 until October 1995, he was acting Managing Director of Domestic Equity Investments at General Motors Investment Management Corp. Prior thereto, he served as Vice President or Director, Internal Asset Management at General Motors Investment Management Corp. from January 1990 and at General Motors Corp. from February 1987 until December 1989.

     John O. Leasure. Mr. Leasure has served as a Senior Vice President of the Partnership and President and a Director of PADCo since the Consolidation in November 1994. Mr. Leasure was an Executive Vice President of the Partnership from November 1987 until November 1994 and was a member of the Partnership's Executive Operating Committee from October 1990 until November 1994. He was a Senior Executive Officer and a Director of PADCo from May 1990 until November 1994.

     James F. McIntosh. Mr. McIntosh has served on the Equity Board as an independent member and as a member of the Audit Committee, Compensation Committee, Unit Incentive Committee and Constructive Termination Committee of the Partnership since the Consolidation in November 1994. Prior to that time, he served as a director of PIMCO Inc. (the predecessor to the PIMCO Subpartnership), a position he held since June 1983. He is currently the Executive Director of Allen, Matkins, Leck, Gamble & Mallory LLP, a law firm, which position he has held from October 1994. From January 1981 to October 1994, he was Executive Director of Paul, Hastings, Janofsky & Walker, a law firm.

     Dean S. Meiling. Mr. Meiling is a Managing Director of the PIMCO Subpartnership and has served as a member of the Operating Board since the Consolidation in November 1994. Mr. Meiling was a Managing Director of Pacific Investment Management Company (the predecessor to the PIMCO Subpartnership) until November 1994. Mr. Meiling joined Pacific Investment Management Company in October 1977 and became a Senior Vice President in February 1982, a Principal in February 1984, and a Managing Director in May 1987.

     Donald K. Miller. Mr. Miller has served as a member of the Equity Board since the Consolidation in November 1994. Prior thereto, Mr. Miller was Vice Chairman of the Partnership, Vice Chairman and a Director of TAG Inc. and a member of the Partnership's Executive Operating Committee. From October 1990 until March 1993, he was Chairman, Chief Executive Officer and a Director of TAG Inc. and the Chairman and Chief Executive Officer of the Partnership and Chairman of its Executive Operating Committee. He was a Director of PADCo from May 1992 until November 1994. Mr. Miller is the Chairman of Greylock Financial Inc. and currently serves a Director of Layne, Inc., Huffy Corporation and RPM, Inc. He was a trustee of the
     PIMCO Advisors Funds and Cash Accumulation Trust from October 1990 until November 1994.

     James F. Muzzy. Mr. Muzzy is a Managing Director of the PIMCO Subpartnership and has served as a member of the Operating Board since the Consolidation in November 1994. Mr. Muzzy was a Managing Director of Pacific Investment Management Company (the predecessor to the PIMCO Subpartnership) until November 1994. Mr. Muzzy joined Pacific Investment Management Company in September 1971 and became a Director in February 1978 and a Managing Director in February 1982. Mr. Muzzy serves as a director of StocksPLUS(R).

     William F. Podlich, III. Mr. Podlich is a Managing Director of the PIMCO Subpartnership and has served as a member of the Equity and Operating Boards since the Consolidation in November 1994. Mr. Podlich joined Pacific Investment Management Company (the predecessor to the PIMCO Subpartnership) as a Director in August 1969 and became a Managing Director in February 1982. Mr. Podlich serves as a director of StocksPLUS(R).

     Kenneth M. Poovey. Mr. Poovey is General Counsel of the Partnership, which position he has held since November 1994. He is currently a partner with the law firm of Latham & Watkins with which he has been affiliated since 1980.

     William C. Powers. Mr. Powers is a Managing Director of the PIMCO Subpartnership and has served as a member of the Operating Board since the Consolidation in November 1994. Mr. Powers was a Managing Director of Pacific Investment Management Company (the predecessor to the PIMCO Subpartnership) until November 1994. Mr. Powers joined Pacific Investment Management Company as a Vice President in January 1991 and became an Executive Vice President in April 1991 and a Managing Director in April 1993. Mr. Powers was a Senior Managing Director with Bear, Stearns & Company, an investment banking firm, from February 1988 to December 1990.

     Robert A. Prindiville. Mr. Prindiville has served as an Executive Vice President of the Partnership since the Consolidation in November 1994. Mr. Prindiville was President and a Director of TAG Inc. from October 1990 until November 1994. He was President of the Partnership until November 1994. He serves as President and a Trustee of Cash Accumulation Trust and of PIMCO Advisors Funds. He is Chairman and a Director of PADCo and has been a senior officer thereof since May 1990.

     Glenn S. Schafer. Mr. Schafer has served as a member of the Equity Board since the Consolidation in November 1994. He currently serves as the President of Pacific Mutual. Mr. Schafer was the Executive Vice President and Chief Financial Officer of Pacific Mutual from April 1991 until January 1995. He is a Director and Chairman of Mutual Service Corporation and a director of Pacific Mutual Distributors, Inc. and United Planners' Group, Inc.

     Newton B. Schott, Jr. Mr. Schott has served as Senior Vice President-Legal and Secretary of the Partnership since the Consolidation in November 1994. Mr. Schott was an Executive Vice President, Secretary and General Counsel of TAG Inc. from October 1990 to November 1994 and of the Partnership from September 1989 to November 1994. He currently is a Senior Vice President, Secretary and a Director of PADCo and has held senior positions with PADCo since May 1990. He was Executive Vice President, Secretary, General Counsel and a Director of Thomson McKinnon Inc. from December 1984 until August 1992.

     Irwin F. Smith. Mr. Smith has served as a member of the Operating and Equity Boards and the Operating Committee of the Partnership and the Chairman, Chief Executive Officer and Chief Investment Officer of the CCI Subpartnership since the Consolidation in November 1994. Prior thereto, Mr. Smith was Chairman and Chief Executive Officer of the Partnership, Chairman of its Executive Operating Committee, Chairman, Chief Executive Officer and Chief Investment Officer of the CCI division, and Chairman, Chief Executive Officer and a Director of TAG Inc. From October 1990 until March 1993, he was Vice Chairman and a Director of TAG Inc. and Vice Chairman of the Partnership and a member of its Executive Operating Committee.

     Thomas C. Sutton. Mr. Sutton has served as a member of the Equity Board since the Consolidation in November 1994. Mr. Sutton has been the Chairman and Chief Executive Officer of Pacific Mutual since January 1990 and a Director of Pacific Mutual since 1987. He has been associated with Pacific Mutual since June 1965 and became its President in September 1987. Mr. Sutton is also a Director of Pacific Mutual Distributors, Inc., Mutual Service Corporation and PMRealty Advisors, Inc.

     William S. Thompson, Jr. Mr. Thompson is a Managing Director and the CEO of the PIMCO Subpartnership and has served as Chairman of the Operating Board and as a member of the Equity Board and the Operating Committee since the Consolidation in November 1994. Prior thereto, Mr. Thompson was a Managing Director and the Chief Executive Officer of Pacific Investment Management Company (the predecessor to the PIMCO Subpartnership). Mr. Thompson joined Pacific Investment Management Company in April 1993. From February 1975 until April 1993, he was with Salomon Brothers Inc., an investment banking firm, serving as a Managing Director starting in 1981 and he is currently a director of Spieker Properties, a public company.

     James G. Ward. Mr. Ward has served as Vice President and Director of Human Resources of the Partnership since April 1995. Prior to that time, he served as Vice President and Director of Human Resources for the PIMCO Subpartnership, a position he held beginning October 1994. From November 1987 through October 1994, he served as Vice President and Area Manager, Human Resources for Salomon Brothers Inc.

     Richard M. Weil. Mr. Weil is Senior Vice President-Legal, which position he assumed in March of 1996. Mr. Weil was a Vice President in the Global Asset Management Group of Bankers Trust Company from December 1994 through February 1996 and was with the law firm of Simpson, Thatcher & Bartlett from September 1989 through November 1994.

          To the Partnership's knowledge, based solely on a review of the copies of reports furnished to the Partnership and written representations that no other reports were required, during the two fiscal years ended December 31, 1995 and 1994, there has been compliance with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than ten-percent beneficial owners, except that Donald R. Kurtz filed a Form 5 in February 1996 reporting a transaction done in February 1995.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid or allocated with respect to the three years ended December 31, 1995 for services rendered to the Partnership (and its affiliates) in all capacities to the Chief Executive Officer and each of the Partnership's four most highly compensated executive officers or members of the Operating Committee (the "Named Executive Officers"):

                                                    SUMMARY COMPENSATION TABLE
                                                    --------------------------

                         Annual Compensation                                    Long term compensation awards
                         -------------------                                    -----------------------------
                                                                                                 Securities           All
                                                                             Restricted Unit     Underlying          Other
    Name and Principal        Year   Salary (2)      Bonus         Other         Awards         Options/SARs    Compensation (3)
  Underlying Position (1)     ($)       ($)           ($)           ($)           ($)                (#)              ($)
  -----------------------     ----   ----------     --------      -------    ---------------    ------------      -----------
William D. Cvengros           1995       $500,000     $800,00        -              -                 -              $4,620
Chief Executive Officer       1994         63,847       62,500               $3,248,571                400,000        1,915
and President                 1993          -          -             -              -                 -

William S. Thompson, Jr.      1995       $191,304   $4,752,463    $28,696 (6)       -                 -             $27,620
Member of Operating           1994         24,853      387,349      3,512 (6)       -                   230,000         390
Committee                     1993          -          -                            -                 -                -

Irwin F. Smith                1995       $350,000   $4,424,609       -              -                 -             $19,399
Member of Operating           1994        350,000    3,815,922       -              -                 -              19,393
Committee                     1993        308,333    4,235,342   $775,000 (4)       -                 1,030,000      20,843

Robert A. Prindiville         1995       $400,000     $400,000       -              -                 -             $33,402
Executive Vice President      1994        400,000      510,000       -              -                 -              33,402
                              1993        400,000      540,000       -              -                 -              30,108

John O. Leasure               1995       $275,000     $425,000       -              -                 -             $37,107
Senior Vice President         1994        275,000      525,000       -              -                    80,000      17,082
                              1993        275,000      580,00O       -              -                   185,400      21,413

(1) Amounts shown for Messrs. Prindiville and Leasure include amounts paid by PADCo. Amounts shown for Messrs. Thompson and Smith include amounts paid by PIMCO and CCI, respectively.

(2) Except for Messrs. Thompson and Cvengros, salary and bonus includes amounts deferred in the Partnership's 401(k) Savings and Investment Plan of $9,240 for 1995, $9,240 for 1994 and $8,994 for 1993. For Mr. Thompson, salary and bonus includes amounts deferred in PIMCO's 401(k) Savings and Investment Plan of $7,500 for 1995 and amounts deferred in PIMCO's Employee Retirement Plan of $17,000 for 1995. For Mr. Cvengros, salary and bonus includes amounts deferred in the Partnership's 401(k) Savings and Investment Plan of $4,620 for 1995 and $0 for 1994.

(3) For Messrs. Smith, Prindiville and Leasure, amounts shown are premiums on term life insurance ($750,000 face amount) and long-term disability purchased for person indicated and the amount of the discretionary and matching contributions to the Partnership's 401(k) Savings and Investment Plan. In addition, for Mr. Leasure, the amount includes relocation reimbursements. For Mr. Cvengros, the amount includes matching and discretionary contributions to the Partnership's 401(k) Savings and Investment Plan. For Mr. Thompson, amounts shown includes a $7,500 matching contribution to the PIMCO 401(k) Savings and Investment Plan and a $17,000 matching contribution by PIMCO to its Employee Retirement Plan and premiums on term life insurance ($1,000,000).

(4) Amount shown is the amount credited to Mr. Smith's Deferred Compensation Account pursuant to a plan which was cancelled in connection with the Consolidation. Mr. Smith relinquished his rights to $2,259,000 of deferred compensation which he would otherwise have been able to use to fund exercises of options.

(5) Mr. Cvengros was awarded 100,000 Class A LP Units and 100,000 Class B LP Units in connection with the Consolidation. The Units vest over a five-year period, pay distributions quarterly and had an aggregate value of $3,788,437 at December 31, 1995.

(6) Amounts shown are the amounts of the PIMCO Flexible Perquisite Program for certain generally business related expenses.

     Compensation to key employees who are not executive officers may exceed the compensation paid to executive officers in any given year.

The following table provides information on option exercises in 1995 by the Named Executive Officers, and the value of unexercised options held by each Named Executive Officer at December 31, 1995:

                    AGGREGATED OPTION/SAR EXERCISE IN LAST
               FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                  Number of Securities
                          Shares Acquired                        Underlying Unexercised                In-The- Money Options/
Name                      on Exercise (#)    Value Realized      Options/SARs at FY-End (#)              SARs at FY-End ($)
                                                  ($)        Exercisable (E) / Unexercisable (U)  Exercisable (E) / Unexercisable(U)

- -----------------------   ---------------     -----------      -------------------------------      ------------------------------
William D. Cvengros              -                 -                   400,000 (U) (1)                        $ 1,391,747

William S. Thompson, Jr.         -                 -                   230,000 (U) (1)                        $   800,255

Irwin F. Smith                   -                 -                   686,666 (E) (2)                        $12,668,988
                                                                       343,334 (U) (2)                          6,334,512

Robert A. Prindiville            -                 -                          -                                     -

John O. Leasure                  -                 -                   185,400 (U) (2)                        $ 3,195,369
                                                                        80,000 (U) (1)                            278,349

_____________
(1) Options under the 1994 Class B LP Unit Option Plan.
(2) Options (Class I and Class II) under the 1993 Class A LP Unit Option Plan.

The following table provides information on adjustments or amendments to the exercise price of options held by the Named Executive Officers during the last ten completed fiscal years:



                         TEN-YEAR OPTION/SAR REPRICING

                                                                                                                         Length of
                                                                                                                          Original
                                Number of Securities     Market Price                                                   Option term
                                     Underlying           of Stock at         Exercise Price                            Remaining at
                                    Options/SARs            Time of             at Time of                New             Date of
Name                                Repriced or          Repricing or          Repricing or            Exercise         Repricing or
                         Date       Amended (#)          Amendment (#)      Amendment  ($) (1)       Price ($) (2)       Amendment

- -------------------      -----     -------------          -----------     ---------------------     ---------------     ------------

William D. Cvengros        -              -                    -                  -                        -                  -

William S. Thompson,       -              -                    -                  -                        -                  -
Jr.

Irwin F. Smith          11-15-94      1,030,000             $18.125             $9.64                    $2.425         5.625 years

Robert A. Prindiville      -              -                    -                  -                        -                  -

John O. Leasure         11-15-94         92,700              18.125              7.94                     2.425         8.417 years

_____________
(1) Adjusted for the distribution of 1.06 Units per Unit effective October 9, 1994.
(2) All such repricings were approved by Unitholder vote in connection with the Consolidation. All such options were formerly declining exercise price options and were amended to fixed exercise price options in the repricing.

COMPENSATION OF DIRECTORS

          The Partnership pays members of the Equity Board who are not employees of the Partnership, an Investment Management Firm or Pacific Mutual a $20,000 annual retainer plus $750 per in-person meeting ($250 per conference call meeting) of the Equity Board attended and for each meeting of a committee of the Equity Board. Members who are employees of the Partnership or any Investment Management Firm are not entitled to any additional compensation from the Partnership for their services as Board members.

COMPENSATION OF GENERAL PARTNER

          The General Partner does not receive any compensation from the Partnership for services rendered to the Partnership as General Partner. Rather, the General Partner's interest in profits and losses of the Partnership is based on the number of Units it holds. Upon liquidation, the liquidating distributions to the General Partner will be based on the number of Units it holds. The Partnership pays for substantially all expenses incurred by the General Partner in performing its activities as general partner, including the cost of directors' and officers' liability insurance.

COMPENSATION PURSUANT TO CONTRACT

          William D. Cvengros, Chief Executive Officer and President of the Partnership and a member of the Operating and Equity Boards, is party to a four-year employment agreement with the Partnership commencing January 1, 1995 under which he will receive an annual base salary of $500,000 and a guaranteed annual bonus of $500,000. Mr. Cvengros is also eligible to receive a discretionary bonus in the target range of $200,000 to $500,000 (which amount may be increased or decreased at the recommendation of the Operating Board and upon the approval of the Equity Board). The Partnership granted Mr. Cvengros options to purchase up to 400,000 Class B LP Units under the 1994 Unit Option Plan. In 1994, Mr. Cvengros was also granted 100,000 restricted Class A LP Units and 100,000 restricted Class B LP Units which are forfeitable to PPGP upon certain events of termination. Mr. Cvengros' contract provides certain benefits in connection with certain terminations by the Partnership. If his contract is terminated on December 31, 1996, he receives $500,000, plus all accrued but unpaid salary and guaranteed bonus plus any discretionary bonus which may be awarded. If his contract is terminated without cause prior to December 31, 1996, he receives accrued but unpaid salary and guaranteed bonus plus pro-rata guaranteed bonus to date of termination plus any discretionary bonus that may be declared plus a severance payment of the greater of (i) $500,000 or (ii) a continuation until December 31, 1996 of his salary and guaranteed bonus. If his contract is terminated without cause between December 31, 1996 and December 31, 1998, he is entitled to the same payments described in the prior sentence except that the amount of the severance payment is fixed at $500,000. In the event of any such terminations, all his options and restricted Units which have not vested shall automatically vest.

          William S. Thompson, Jr., the Chairperson of the Operating Board and a member of the Operating Committee and Equity Board, as well as a Managing Director and the Chief Executive Officer of PIMCO, is a party to an employment agreement with PIMCO under which he receives an annual base salary of $191,304, subject to yearly increases based on inflation. In addition, Mr. Thompson is eligible to participate in the profit sharing plan adopted by PIMCO. The Partnership also granted Mr. Thompson options to purchase up to 230,000 Class B LP Units under the 1994 Unit Option Plan.

          Irwin F. Smith, a member of the Operating Board, Operating Committee and Equity Board, as well as Chief Executive Officer of CCI, is party to an employment agreement with CCI through December 31, 1998, under which he receives an annual base salary of $350,000, which will increase to $400,000 on January 1, 1997. Mr. Smith is also eligible to participate in the profit sharing plan adopted by CCI. During the term of his employment agreement, Mr. Smith will be prohibited from diverting or taking away funds with respect to which CCI is performing investment management services or from competing with the investment management services offered by the Partnership or any of the Investment Management Firms. Upon a voluntary termination or a termination for cause, until January 1, 1999, Mr. Smith will not engage in certain prohibited competition activities and until December 31, 2000, Mr. Smith will also be prohibited from soliciting clients or soliciting or working with professional employees of CCI. Mr. Smith's existing option agreement was amended in certain respects in connection with the Consolidation.

          John O. Leasure, a Senior Vice President of the Partnership and President and a Director of PADCo, is party to an employment agreement with the Partnership through December 31, 1996 under which he receives an annual base salary of $275,000 and an annual bonus of at least 50% of such amount (with such bonus expected to be within the range of 50% to 150% of such salary). Mr. Leasure was granted 80,000 options under PIMCO Advisors' 1994 Class B LP Unit Option Plan and 185,400 options under PIMCO Advisors 1993 Class A LP Unit Option Plan. In connection with the Consolidation, the options granted to

Mr. Leasure under the 1993 Class A LP Unit Option Plan were reclassified as options on Class A LP Units, and 92,700 of these options were repriced. In the event of an Involuntary Termination (as defined) 100% of his options under the 1993 Class A LP Unit Option Plan (described below) and at least 60% of his options under the 1994 Class B LP Unit Option Plan (described below) will vest.

          Kenneth M. Poovey, General Counsel of the Partnership, acts in such capacity in return for a monthly payment of $40,000 (plus travel and other expenses) to his law firm, Latham & Watkins. This arrangement will be reviewed quarterly and adjusted if appropriate. In addition, his firm will also bill the Partnership for the fees and expenses of other professionals employed by such firm who render services to the Partnership at the firm's usual rates.



OPTION PLANS
- ------------

          The Partnership adopted the 1994 Class B LP Unit Option Plan (the "Option Plan") to provide incentives and rewards to certain key employees of the Partnership and/or the Investment Management Firms. The Option Plan is administered by the Unit Incentive Committee of the Supervisory Board of the Partnership. As of December 31, 1995, there were outstanding options to purchase an aggregate of 5,231,800 Class B LP Units, most of which were issued to officers of the Partnership, Managing Directors of the Investment Management Firms and certain other employees at an exercise price equal to 71.4% of the average trading price of the Partnership's Class A LP Units for the 20 trading day period prior to the closing of the Consolidation. These options generally vest in five equal annual installments beginning December 31, 1994 and generally are not exercisable until January 1, 1998. At December 31, 1995, options to purchase an additional 368,200 Class B LP Units were available for issuance under the Option Plan at exercise prices to be determined by the Unit Incentive Committee, which consists of members of the Equity Board who are not eligible to receive grants of options under the Option Plan. As part of the Consolidation, the Chief Executive Officer of the Partnership and two of the Investment Management Firms have the right to recommend to the Unit Incentive Committee the persons to whom an aggregate of 118,200 of such 368,200 remaining options shall be granted.

          In addition, at December 31, 1995, 2,339,130 options were outstanding under the Partnership's 1993 Class A LP Unit Option Plan for the purchase of Class A LP Units at prices ranging from $2.425 to $4.855 per Class A LP Unit. It is not expected that any further options will be granted under the 1993 Class
A LP Unit Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership of the Partnership's GP Units, Class A LP Units and Class B LP Units as of December 31, 1995 by each person who, to the Partnership's knowledge, is the beneficial owner of more than 5% of a class of Units and of all Units as a single class, each person who may be deemed to be a director of the Partnership, the Chief Executive Officer of the Partnership and the Partnership's four most highly compensated executive officers and all officers and persons who may be deemed to be directors of the Partnership as a group. Except as indicated, the address of each person or entity listed below is 800 Newport Center Drive, Newport Beach, California.

                                                       GP Units         Class A LP Units     Class B LP Units
                                                       (1)              (1)                  (1)
- ----------------------------------------------------------------------------------------------------------------
 FIVE PERCENT HOLDERS (OTHER THAN THOSE LISTED
 UNDER OPERATING AND EQUITY BOARD MEMBERS
 BELOW)
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
 PIMCO Partners, G.P.  (2)                             800,000/         23,654,713/          30,135,826/
                                                       100%             57.8%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 Pacific Mutual Life Insurance Company  (3)            800,000          27,089,911/          32,835,826/
                                                       100%             66.2%                99.6%
- ----------------------------------------------------------------------------------------------------------------
 Pacific Financial Asset Management Corporation  (3)   800,000          27,089,911/          32,835,826/
                                                       100%             66.2%                99.6%
- ----------------------------------------------------------------------------------------------------------------
 Pacific Investment Management Company  (3)            800,000          24,019,747/          30,335,826/
                                                       100%             58.7%                92.0%
- ----------------------------------------------------------------------------------------------------------------
 PIMCO Partners, LLC  (4)  ("PIMCO LLC")               800,000          23,797,193/          30,135,826
                                                       100%             58.2%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 Thomson Advisory Group Inc.                           0                6,119,391/           8,260,826/
                                                                        15.0%                25.1%
- ----------------------------------------------------------------------------------------------------------------
 David H. Edington  (7)                                800,000          23,797,193/          30,135,826/
                                                       100%             58.2%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 John L. Hague  (7)                                    800,000          23,797,193/          30,135,826/
                                                       100%             58.2%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 Frank B. Rabinovitch  (7)                             800,000          23,797,193/          30,135,826/
                                                       100%             58.2%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 OPERATING AND EQUITY BOARD MEMBERS
- ----------------------------------------------------------------------------------------------------------------
 Walter E. Auch, Sr.                                   0                0                    0
- ----------------------------------------------------------------------------------------------------------------
 David B. Breed                                        0                265,000              285,000
                                                                        *                    *
- ----------------------------------------------------------------------------------------------------------------
 Donald A. Chiboucas  (5)                              0                366,475/             826,082/
                                                                        *                    2.5%
- ----------------------------------------------------------------------------------------------------------------
 William D. Cvengros                                   0                100,000/             100,000/
                                                                        *                    *
- ----------------------------------------------------------------------------------------------------------------
 Walter B. Gerken                                      0                0                    0
- ----------------------------------------------------------------------------------------------------------------
 William H. Gross  (6) (7)                             800,000          23,867,193/          30,135,826/
                                                       100%             58.2%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 Brent R. Harris  (7)                                  800,000          23,797,193/          30,135,826/
                                                       100%             58.3%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 Amy M. Hogan                                          0                0                    0
- ----------------------------------------------------------------------------------------------------------------
 Donald R. Kurtz                                       0                2,000/               0
                                                                        *
- ----------------------------------------------------------------------------------------------------------------
 James F. McIntosh                                     0                1,000/               0
                                                                        *
- ----------------------------------------------------------------------------------------------------------------
 Dean S. Meiling  (7)                                  800,000          23,797,193/          30,135,826/
                                                       100%             58.2%                91.4%
- ----------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------
 Donald K. Miller  (5)                                 0                32,287/              82,608/
                                                                        *                    *
- ----------------------------------------------------------------------------------------------------------------
 James F. Muzzy  (7)                                   800,000          23,797,193/          30,135,826/
                                                       100%             58.2%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 William F. Podlich, III  (7)                          800,000          23,797,193/          30,135,826/
                                                       100%             58.2%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 William C. Powers  (7)                                800,000          23,797,193/          30,135,826/
                                                       100%             58.2%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 Glenn S. Schafer                                      0                0                    0
- ----------------------------------------------------------------------------------------------------------------
 Irwin F. Smith  (5)  (8)                              0                1,032,593/           826,082/
                                                                        2.5%                 2.5%
- ----------------------------------------------------------------------------------------------------------------
 Thomas C. Sutton                                      0                0                    0
- ----------------------------------------------------------------------------------------------------------------
 William S. Thompson, Jr.  (7)  (9)                    800,000          23,800,193/          30,135,826/
                                                       100%             58.2%                91.4%
- ----------------------------------------------------------------------------------------------------------------
 EXECUTIVE OFFICERS NOT INCLUDED ABOVE
- ----------------------------------------------------------------------------------------------------------------
 John O. Leasure                                       0                0                    0
- ----------------------------------------------------------------------------------------------------------------
 Robert A. Prindiville  (5)                            0                49,646/              413,042/
                                                                        *                    1.3%
- ----------------------------------------------------------------------------------------------------------------
 All directors and executive officers as a group       800,000/         24,924,859/          30,520,826/
 (25 persons)                                          100%             59.9%                92.6%
- ----------------------------------------------------------------------------------------------------------------

_________
*    Less than 1%

(1) Each of the persons and entities listed disclaims beneficial ownership of any Units except to the extent that it has a pecuniary interest in such items.

(2) Includes (i) 16,735,322 Class A Units and 21,875,000 Class B Units held of record by PIMCO GP; (ii) 800,000 Class A Units which may be acquired by PIMCO GP pursuant to the Partnership Agreement upon conversion of the 800,000 GP Units of the Partnership held by PIMCO GP should PIMCO GP cease to be the general partner of the Partnership; and (iii) 6,119,391 Class A Units and 8,260,826 Class B Units held of record by TAG Inc., all of the common stock (which is non-voting) is owned by PIMCO GP.

(3) Includes (i) the 800,000 GP Units, 24,019,747 Class A Units and 30,135,826 Class B Units beneficially owned by PFAMCo which may be deemed to be beneficially owned by PIMCO Inc. because PIMCO Inc. is a wholly owned subsidiary of PFAMCo; (ii) 728,475 Class A Units held of record by PFAMCo, over which PFAMCo holds sole voting and disposition power; and (iii) an aggregate of 2,341,689 Class A Units issued as follows: Cadence Inc. (32,652 Class A Units), Cadence LP (1,275,000 Class A Units), NFJ Inc. (18,404 Class A Units), NFJ LP (506,211 Class A Units), Parametric Inc. (18,562 Class A Units), and Parametric LP (490,860 Class A Units) which may be deemed beneficially owned by PFAMCo because Cadence Inc., NFJ
     Inc., and Parametric Inc., are wholly owned subsidiaries of PFAMCo and Cadence Inc., NFJ Inc., Parametric Inc., in turn are the general partners of Cadence LP, NFJ LP, and Parametric LP, respectively. Also includes 2,700,000 Class B Units owned by the foregoing. As general partners, Cadence Inc., NFJ Inc., and Parametric Inc., have shared investment and disposition powers with respect to Units held by Cadence LP, NFJ LP, and Parametric LP, respectively. Address: 700 Newport Center Drive, Newport Beach, CA 92660.

(4) Includes (i) 142,480 Class A Units held of record by PIMCO LLC; and (ii) 800,000 GP Units, 23,654,713 Class A Units and 30,135,826 Class B Units which may be considered to be beneficially owned by PIMCO GP, and which may be deemed to be beneficially owned by PIMCO LLC, which is a general partner of PIMCO GP.

(5) Includes Class A Units which may be acquired upon exchange of Series A Preferred Stock of TAG Inc. based on a variable conversion rate (initially, 93 Class A Units per share of Series A Preferred Stock during 1994). Includes Class B Units that may be acquired in limited circumstances upon exchange of Series B Preferred Stock of TAG Inc. on a one-for-one basis. The individual disclaims beneficial ownership of any Class B Units.

(6) Includes 70,000 shares held in trusts of which the individual is trustee and as to which he has sole voting and disposition power.

(7) Includes (i) 142,480 Class A Units held of record by PIMCO LLC, which may be deemed to be beneficially owned by the individual, who is a member of PIMCO LLC; and (ii) 800,000 GP Units, 23,654,713 Class A Units and 30,135,826 Class B Units which may be considered to be beneficially owned by PIMCO GP, of which PIMCO LLC is a general partner.

(8) Includes 686,666 Class A Units which may be acquired upon exercise of options within 60 days.

(9) Includes 3,000 shares held in trusts of which the individual is trustee and as to which he has sole voting and disposition power.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ANTICIPATED FUTURE RESTRUCTURING OF THE PARTNERSHIP General. Under current law, the Partnership will cease being classified as a partnership for federal income tax purposes, and will be treated as a corporation, immediately after December 31, 1997 (or sooner if the Partnership adds a substantial new line of business or otherwise fails to satisfy certain requirements) unless the Partnership's limited partner interests cease to be publicly traded prior to such time. As a corporation, the Partnership would be subject to tax on its income and its shareholders would be subject to tax on distributions. In an effort to preserve partnership tax treatment after December 31, 1997 for the Nonpublic Unitholders, the Partnership Agreement confers on the General Partner, PPGP, broad authority to effect one or more Restructurings of the Partnership in connection with, or in anticipation of, such a change in tax status.

          While the precise form of a Restructuring will depend on the facts and circumstances existing at the time a Restructuring is implemented, TAG Inc. currently anticipates that on or prior to December 31, 1997: (i) all holders of publicly traded Class A LP Units who are not Nonpublic Unitholders (the "Public Unitholders") and certain other PIMCO Advisors Unitholders will contribute their Units to a corporation in exchange for an equal number of shares of common stock of the corporation; (ii) TAG Inc. will combine with the corporation, with holders of TAG Inc.'s equity securities receiving one share of the successor's common stock for each share of Common Stock or preferred stock held by them;
and (iii) the successor (the "Restructuring Corporation") will become a general partner of PIMCO Advisors and all limited partner Units held by the successor will become GP Units.

          As a result of these transactions, the Public Unitholders, the holders of TAG Inc.'s equity securities and certain other PIMCO Advisors Unitholders will indirectly own equity interests in PIMCO Advisors through the publicly traded common stock of the Restructuring Corporation, which will directly or beneficially own one PIMCO Advisors GP Unit for each share of its common stock outstanding. After the Restructuring, it is expected that the Restructuring Corporation will be the sole publicly traded entity through which equity interests in PIMCO Advisors will be owned.

          PIMCO Advisors does not expect to change its distribution policy following the Restructuring, and it is anticipated that the Restructuring Corporation generally will distribute all cash received by it from PIMCO Advisors other than cash needed for payment of taxes and operational expenses. Because of federal, state, and other taxes on the Restructuring Corporation's income, cash available for dividends to the holders of the Restructuring Corporation's publicly traded securities will be substantially less than the cash distributed to the Restructuring Corporation by PIMCO Advisors. Assuming that the Restructuring is carried out in the manner anticipated, under current law the amount of such taxes imposed on the Restructuring Corporation will be reduced by the Restructuring Corporation's carrying over the balance of the amortizable Section 197 Intangibles associated with the publicly traded
Class A LP Units immediately prior to the Restructuring and claiming amortization deductions with respect to such amount.

          Restructuring Authority. Because of possible changes in applicable laws or regulations and other factors, it cannot now be established with certainty what actions PPGP will take in connection with the Restructuring, if any. Section XVIII of the Partnership Agreement confers on PPGP broad power and authority to take all such actions it may deem necessary or appropriate in connection with, in anticipation of or to effect a Restructuring, without consent of or other action on the part of any other Unitholder and whether or not such actions or omissions may treat Public Unitholders differently than Nonpublic Unitholders and result in different and more favorable treatment of the Nonpublic Unitholders. The Partnership Agreement imposes no obligations on PPGP to effect any Restructuring and gives PPGP authority to choose the timing (subject to certain limitations) of a Restructuring.

          Limited Duty to Unitholders Related to Restructuring. In order to assure that it is clear that PPGP may effect the anticipated Restructuring in a form which will preserve partnership taxation for the Nonpublic Unitholders even though the Public Unitholders will be subject to corporate level tax, the Partnership Agreement releases the General Partner and its partners, directors, officers, employees and affiliates from any liability based upon actions taken or omitted to be taken by the General Partner with respect to any Restructuring, to the extent that such actions or omissions may treat Public Unitholders differently and less favorably than Nonpublic Unitholders.

LOSS REIMBURSEMENT AGREEMENTS

          As part of the Consolidation, PFAMCo transferred to the Partnership certain assets and liabilities of PFAMCo (excluding the businesses of the Investment Management Firms) (the "PFAMCo Operation"). Until December 31, 1996, PFAMCo has agreed to reimburse the Partnership for losses up to an aggregate of $2 million incurred by the PFAMCo Operation. Through December 31, 1995, PFAMCo had paid the Partnership $1,164,689 pursuant to this arrangement.

          In addition, from the date of the Consolidation until the end of 1996, if the Subpartnership conducting the business of Blairlogie (the "Blairlogie Subpartnership") incurs net losses as a result of ordinary business operations, PFAMCo has agreed to pay the amount of such net losses to the Partnership. If the Blairlogie Subpartnership subsequently earns net profits as a result of ordinary business operations, 50% of these profits will be paid to PFAMCo until the amount of any loss reimbursement, plus accured interest, has been repaid. The Partnership has retained the right to dispose of or liquidate the Blairlogie Subpartnership without recourse for such advances by PFAMCo after December 31, 1996.



INDEBTEDNESS OF MANAGEMENT

          Brent R. Harris and William C. Powers, each a Managing Director of PIMCO and Member of the Operating Board, are indebted to PIMCO for short-term, interest-bearing loans amounting to $88,650 and $91,550, respectively.



OTHER CONFLICTS

          Withdrawal and Removal of a General Partner. The General Partner has agreed that it may withdraw as general partner of the Partnership only if such withdrawal is approved by holders of a majority of the LP Units (other than the General Partner and its Affiliates) and if counsel renders an opinion that the limited partners do not lose their limited liability pursuant to Delaware law or the Partnership Agreement (a "Limited Liability Determination"), and provides certain other opinions relating to the status of the Partnership as a partnership for federal income tax purposes (a "Tax Determination") and the continuation of the Partnership's advisory agreements (an "Assignment Determination"). The general partner may be removed by a vote of Unitholders holding 80% or more of all outstanding Units if a successor general partner is appointed, counsel makes a Limited Liability Determination, a Tax Determination and an Assignment Determination and such removal is approved by the successor general partner. However, by virtue of PPGP's ownership of Units, PPGP can veto any such removal. Also, interests in the general partner may be sold or transferred without any prior approval or consent of the holders of Class A LP Units.

          In the event of withdrawal or removal of a general partner, such general partner will have the option to require a successor general partner (if any) to acquire all of the general partner's GP units for a cash payment equal to their fair value as of the effective date of the general partner's departure. Such value will be determined by agreement between the general partner and the successor general partner or, if no agreement is reached, by an independent investment banking firm or other independent expert selected by the general partner and the successor general partner (or if no expert can be agreed upon, by the expert chosen by agreement of each of the experts selected by each such general partner). If the option is not exercised by the general partner, the GP Units of the general partner will be converted into an equal number of Class A LP Units.

          TAG Inc., certain affiliates of PPGP and Pacific Mutual and certain individuals have registration rights as to Units that they own or have the right to acquire.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1)  Financial Statements.
            --------------------

          Financial Statements of the Registrant are listed in "Index to Financial Statements" on page 21 and are filed as part of this Report.

       (2)  Financial Statement Schedules.
            -----------------------------
          There are no Financial Statement Schedules of the Registrant filed as part of this Report.

       (3)  Exhibits:
            --------
          2.1 Amended and Restated Agreement and Plan of Consolidation of PIMCO Advisors L.P. dated effective as of July 11, 1994.1/

          3.1 Amended and Restated Certificate of Limited Partnership of Registrant.2/
                         -
          3.2 Amended and Restated Agreement of General Partnership of PIMCO Partners, G.P. ("PIMCO GP").1/
                                          -
          4.1 Amended and Restated Agreement of Limited Partnership of Registrant dated October 31, 1994.1/
                                                    -
          4.1(a) First Amendment to Amended and Restated Agreement of Limited Partnership of Registrant. 3/
                                             -
          4.2     Specimen Class A LP Unit Certificate.4/
                                                       -
          4.3     Specimen Class B LP Unit Certificate.4/
                                                       -
          4.4 9.01% Secured Nonrecourse Note Agreement, dated as of November 14, 1994, by and between PIMCO GP and Thomson Advisory Group Inc. ("TAG Inc.").1/
                           -
          4.5 PIMCO Pledge and Security Agreement, dated as of November 14, 1994, by and between PIMCO GP and Citibank, N.A.1/
                                                              -
          4.6 TAG Pledge and Security Agreement, dated as of November 14, 1994, by and among TAG Inc., PIMCO GP and Citibank, N.A.1/
                                                                -
          4.7 Collateral Agency Agreement, dated as of November 14, 1994, by and among Purchasers identified therein, PIMCO GP and Citibank, N.A.1/
                                                                              -
          4.8 Registration Rights Agreement, dated as of November 15, 1994, by and among the Funds, PFAMCo Parties and Individuals, as such terms are defined therein.1/
                                  -
          4.9 Exchange Agreement, dated November 14, 1994, by and among PIMCO GP, TAG Inc. and the Registrant.1/
                                              -
          4.10 Custodial Account Agreement, dated as of November 15, 1994, by and among PIMCO GP and Citibank, N.A.1/
                                                    -
          4.11 Form of 9.01% Secured Nonrecourse Note due December 15, 2001.1/
                                                                            -
          4.12 Form of Intercompany Note Secured Nonrecourse Demand Note.1/
                                                                         -
          4.13 PFAMCo Stock Exchange Agreement dated November 15, 1994.1/
                                                                       -
          4.14 Amended and Restated Certificate of Incorporation of TAG Inc.1/
                                                                            -
          10.1 Cvengros Employment Agreement.4/
                                             -
          10.2 Smith Employment Agreement.4/
                                          -
          10.3 Chiboucas Employment Agreement.4/
                                              -
          10.4 Form of Manager Employer Agreement.4/
                                                  -
          10.5 Profit Sharing Plan for Pacific Investment Management Company.2/
                                                                             -
          10.6 Profit Sharing Plan for Columbus Circle Investors.4/
                                                                 -
          10.7 Form of Profit Sharing Plan for Investment Management Firms.4/
                                                                           -
          10.8 PFAMCo Loss Reimbursement Agreement.4/
                                                   -
          10.9 Blairlogie Loss Reimbursement and Recapture Agreement.4/
                                                                     -
          10.10(a) Thomson Advisory Group L.P. 1993 Unit Option Plan (as amended through April 20, 1993).5/
                                           -
          10.10(b) Amendment to the Thomson Advisory Group L.P. 1993 Unit Option
                   Plan.
          10.11 Award of Options dated March 10, 1993 to Irwin F. Smith.6/
                                                                        -

          10.12  Smith Option Amendment Agreement.4/
                                                  -
          10.13  Form of Class I Option Amendment Agreement.4/
                                                            -
          10.14  Form of Class II Option Amendment Agreement.4/
                                                             -
          10.15  Form of PIMCO Advisors L.P. 1994 Class B LP Unit Option Plan.7/
                                                                              -
          10.16  Form of Option Agreement for Item 10.15.7/
                                                         -
          10.17  PIMCO Advisors L.P. Restricted Unit Plan.4/
                                                          -
          10.18  (a)  Thomson Advisory Group 401(k) Savings and Investment
                      Plan.8/
                           -
                 (b) First Amendment to the Thomson Advisory Group 401(k) Savings and Investment Plan.9/
                                                  -
                 (c) Thomson Advisory Group 401(k) Savings and Investment Plan Volume Submitter Amendment.9/
                                                 -
                 (d)  Consolidation Transaction Amendment.2/
                                                          -
                 (e) Third Amendment to the Thomson Advisory Group 401(k) Savings and Investment Plan.2/
                                                  -
                 (f) Fourth Amendment to the PIMCO Advisors 401(k) Savings and Investment Plan.2/
                                      -
          10.19 Form of Indemnification Agreement executed by certain officers of the Registrant and certain directors of Thomson McKinnon Asset Management Inc. 10/
                                       --
          10.20 Form of Indemnification Agreement executed by certain directors and/or officers of TAG Inc.11/
                                            --
          10.21  Form of Amendment No. 1 to Indemnification Agreement (Exhibit
                 10.20 hereto).12/
                               --
          10.22 Employment Agreement between PIMCO Advisors L.P. and John O. Leasure.2/
                         -
          23.1   Consent of Deloitte & Touche LLP.

          27     Financial Data Schedule.

__________

1/  Filed as an Exhibit to Schedule 13D of PIMCO Partners, G.P. filed November
- -
    25, 1994 and incorporated herein by reference.

2/  Filed as an Exhibit to Registrant's Report on Form 10-K for the year ended
- -
    December 31, 1994 and incorporated herein by reference.

3/  Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
- -
    ended March 31, 1995 and incorporated herein by reference.

4/  Filed as an Exhibit to the Registrant's Report on Form 8-K dated July 11,
- -
    1994 and incorporated herein by reference.

5/  Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
- -
    ended March 31, 1993 and incorporated herein by reference.

6/  Filed as an Exhibit to Registrant's Report on Form 10-K for the year ended
- -
    December 31, 1992 and incorporated herein by reference.

7/  Filed as an Exhibit to Registrant's Registration Statement on Form S-4
- -
    (File No. 33-84914) and incorporated herein by reference.

8/  Filed as an Exhibit to Registrant's Report on Form 10-K for the year ended
- -
    December 31, 1991 and incorporated herein by reference.

9/  Filed as an Exhibit to Registrant's Report on Form 10-K for the year ended
- -
    December 31, 1993 and incorporated herein by reference.

10/ Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
- --
    ended June 30, 1990 and incorporated herein by reference.

11/ Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
- --
    ended September 30, 1990 and incorporated herein by reference.

12/ Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
- --
    ended March 31, 1991 and incorporated herein by reference.

     (b)   Reports on Form 8-K.  The Registrant filed the following reports on
           -------------------
           Form 8-K during the fourth quarter of 1995.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PIMCO ADVISORS L.P.


                                 By:   /s/ William D. Cvengros
                                       -----------------------
                                       William D. Cvengros,
                                       Chief Executive Officer and President
Date:  March 28, 1996

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

          SIGNATURE                                       TITLE                             DATE
          ---------                                       -----                             ----
/s/ William D. Cvengros          Chief Executive Officer and President of Registrant   March 28, 1996
- -----------------------
William D. Cvengros              Member of Equity Board and Operating Board

/s/ Irwin F. Smith               Member of Equity Board and Operating Board            March 28, 1996
- ------------------
Irwin F. Smith

/s/ William S. Thompson, Jr.      Member of Equity Board and Operating Board           March 28, 1996
- ---------------------------
William S. Thompson, Jr.

/s/ Walter E. Auch, Sr.          Member of Equity Board                                March 28, 1996
- -----------------------
Walter E. Auch, Sr.

/s/ David B. Breed               Member of Operating Board                             March 28, 1996
- ------------------
David B. Breed

/s/ Donald A. Chiboucas          Member of Operating Board                             March 28, 1996
- -----------------------
Donald A. Chiboucas

/s/ Walter B. Gerken             Member of Equity Board                                March 28, 1996
- --------------------
Walter B. Gerken

/s/ William H. Gross             Member of  Equity Board and Operating Board           March 28, 1996
- --------------------
William H. Gross

/s/ Brent R. Harris              Member of Operating Board                             March 28, 1996
- -------------------
Brent R. Harris

/s/ Donald R. Kurtz              Member of Equity Board                                March 28, 1996
- -------------------
Donald R. Kurtz

/s/ James F. McIntosh            Member of Equity Board                                March 28, 1996
- ---------------------
James F. McIntosh

/s/ Dean S. Meiling              Member of Operating Board                             March 28, 1996
- -------------------
Dean S. Meiling

/s/ Donald K. Miller             Member of Equity Board                                March 28, 1996
- --------------------
Donald K. Miller

/s/ James F. Muzzy               Member of Operating Board                             March 28, 1996
- ------------------
James F. Muzzy

/s/ Amy M. Hogan                 Member of Operating Board                             March 28, 1996
- ----------------
Amy M. Hogan

/s/ William F. Podlich, III      Member of Equity Board and Operating Board            March 28, 1996
- ---------------------------
William F. Podlich, III

/s/ William C. Powers            Member of Operating Board                             March 28, 1996
- ---------------------
William C. Powers

/s/ Glenn S. Schafer             Member of Equity Board                                March 28, 1996
- --------------------
Glenn S. Schafer

/s/ Thomas C. Sutton             Member of Equity Board                                March 28, 1996
- --------------------
Thomas C. Sutton

/s/ Robert M. Fitzgerald         Senior Vice President-Finance,                        March 28, 1996
- ------------------------         Chief Financial Officer, Controller and
Robert M. Fitzgerald             Principal Accounting Officer

                              PIMCO ADVISORS L.P.

                                   FORM 10-K

                                 EXHIBIT INDEX

                                     1995

NUMBER       EXHIBIT                                                                      PAGE
- ------       -------                                                                      ----
 10.10(b)    Amendment to the Thomson Advisory Group L.P. 1993 Unit Option Plan             61
 23.1        Consent of Deloitte & Touche LLP                                               62
 27          Financial Data Schedule                                                        63