Form 10-Q
period 1996-03-31
PIMCO ADVISORS L P /
filed 1996-05-14
CIK 822426

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

      (x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                    ------------------  -------------------
                         Commission File Number 1-09772

                              PIMCO ADVISORS L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                     06-1349805
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                           800 Newport Center Drive
                           Newport Beach, CA  92660
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

     As of March 31, 1996, 13,588,764 publicly traded Class A units of limited partner interest and 26,532,391 privately-held Class A units of limited partner interest were issued and outstanding. There were 800,000 units of general partner interest issued and outstanding at March 31, 1996. In addition, there were 32,960,826 privately-held Class B units of limited partner interests issued and outstanding at March 31, 1996.

                              PIMCO ADVISORS L.P.

                                     INDEX

PART I FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of
              March 31, 1996 and December 31, 1995                          3

          Consolidated Statements of Operations for the three months
              ended March 31, 1996 and 1995                                 4

          Consolidated Statements of Cash Flows for the three months
              ended March 31, 1996 and 1995                                 5

          Notes to  Consolidated Financial Statements                       6

  Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               7-9

PART II OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                 10

PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements


                      PIMCO Advisors L.P. and Subsidiaries
                 Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                          March 31, 1996   December 31, 1995
                                                          --------------   -----------------
Assets
- ------
Current assets:

    Cash and cash equivalents                              $ 42,017,070      $ 34,915,170
    Fees receivable                                          56,965,420        57,351,994
    Short term investments                                   10,818,056        11,531,226
    Notes receivable                                          1,572,702         1,230,168
    Other assets - current                                    2,822,142         2,620,639
                                                           ------------      ------------
        Total current assets                                114,195,390       107,649,197

Investments in limited partnerships                           3,562,854         3,384,237
Fixed assets, net of accumulated depreciation                10,506,357        10,743,184
Intangible assets, net of accumulated amortization          234,829,536       243,831,819
Other non current assets                                      5,945,740         3,983,358
                                                           ------------      ------------
        Total assets                                       $369,039,877      $369,591,795
                                                           ============      ============

Liabilities and Partners' Capital
- ---------------------------------

Current liabilities:
    Accounts payable, accrued expenses and
      other current liabilities                            $ 18,703,024      $ 16,040,212
    Accrued compensation                                     31,290,476        21,246,685
                                                           ------------      ------------
       Total current liabilities                             49,993,500        37,286,897

Other non current liabilities                                   729,517           748,265
                                                           ------------      ------------
       Total liabilities                                     50,723,017        38,035,162
                                                           ------------      ------------

Partners' Capital
    General Partner (800,000 units issued
      and outstanding)                                        3,326,005         3,456,973
    Class A Limited Partners (40,121,155
      units issued and outstanding)                         221,897,156       228,465,440
    Class B Limited Partners (32,960,826
      units issued and outstanding)                         107,001,351       114,806,204
    Unamortized compensation                                (13,907,652)      (15,171,984)
                                                           ------------      ------------
       Total Partners' Capital                              318,316,860       331,556,633
                                                           ------------      ------------
       Total liabilities and partners' capital             $369,039,877      $369,591,795
                                                           ============      ============

                            See accompanying notes.

                      PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                       For the three months ended
                                                                    --------------------------------
                                                                    March 31, 1996    March 31, 1995
                                                                    --------------    --------------
Revenues:
    Investment advisory fees:
      Private accounts                                                $48,794,710       $44,577,961
      Proprietary Funds                                                31,109,699        17,700,252
    Distribution and servicing fees                                    11,015,507         8,476,101
    Other                                                                 300,136           363,949
                                                                      -----------       -----------
        Total revenues                                                 91,220,052        71,118,263
                                                                      -----------       -----------

Expenses:
    Compensation and benefits                                          41,297,732        35,094,262
    Amortization of intangibles, Restricted Unit and Option Plans      10,266,615        10,178,220
    Commissions                                                         8,874,258         6,242,478
    General and administrative                                          4,691,795         2,309,389
    Occupancy and equipment                                             2,311,971         1,906,719
    Other                                                               4,569,672         3,010,410
                                                                      -----------       -----------
       Total expenses                                                  72,012,043        58,741,478
                                                                      -----------       -----------
           Operating income                                            19,208,009        12,376,785

    Equity in income of limited partnership                                35,350            48,287
    Other income                                                          509,056           758,592
                                                                      -----------       -----------
           Income before taxes                                         19,752,415        13,183,664
    Provision for taxes                                                   388,971            43,650
                                                                      -----------       -----------
           Net income                                                 $19,363,444       $13,140,014
                                                                      ===========       ===========

Net income allocated to:
    General Partner                                                   $   245,035       $   207,988
    Class A Limited Partner Units                                      12,288,834        10,404,144
    Class B Limited Partner Units                                       6,829,575         2,527,882
                                                                      -----------       -----------
           Total                                                      $19,363,444       $13,140,014
                                                                      ===========       ===========

Net income per unit:
    General Partner and Class A Limited Partner unit                  $      0.31       $      0.26
                                                                      ===========       ===========
    Class B Limited Partner unit                                      $      0.19       $      0.07
                                                                      ===========       ===========

Cash distributions paid per unit:
    General Partner and Class A Limited Partner unit                  $     0.470       $     0.239
                                                                      ===========       ===========
    Class B Limited Partner unit                                      $     0.444       $     0.077
                                                                      -----------       -----------

                            See accompanying notes.

                      PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              For the three months ended
                                                                           --------------------------------
                                                                           March 31, 1996    March 31, 1995
                                                                           --------------    --------------
Cash flows from operating activities:
    Net income                                                              $ 19,363,444      $ 13,140,014
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, amortization, Restricted Unit and Option Plans          11,020,214        10,788,408
        Equity in income of limited partnerships                                 (35,350)          (48,287)
        Unrealized loss on investments                                           164,569                -
        Change in operating assets and liabilities:
          Fees receivable                                                        386,574       (13,691,714)
          Other assets                                                        (2,163,884)       (1,594,422)
          Accounts payable, accrued expenses and other current liabilities     2,662,811           (86,773)
          Accrued compensation                                                10,043,791        12,674,420
          Other liabilities                                                      (18,748)         (784,903)
        Other                                                                    (15,932)              523
                                                                            ------------      ------------
         Net cash provided by operating activities                            41,407,489        20,397,266
                                                                            ------------      ------------

Cash flows from investing activities:
    Purchases of fixed assets                                                   (619,560)       (2,124,793)
    Proceeds from sale of fixed assets                                           128,650            13,200
    Notes receivable advances                                                   (359,357)         (106,156)
    Sale of securities                                                           783,570                -
    Investments in limited partnerships and other                               (371,344)         (300,000)
                                                                            ------------      ------------
         Net cash used in investing activities                                  (438,041)       (2,517,749)
                                                                            ------------      ------------

Cash flows from financing activities:
    Cash distributions paid                                                  (33,867,549)      (12,293,523)
                                                                            ------------      ------------
         Net cash used in financing activities                               (33,867,549)      (12,293,523)
                                                                            ------------      ------------

Net increase in cash and cash equivalents                                      7,101,899         5,585,994

Cash and cash equivalents, beginning of period                                34,915,170        55,003,751
                                                                            ------------      ------------
Cash and cash equivalents, end of period                                    $ 42,017,069      $ 60,589,745
                                                                            ============      ============

Supplemental disclosures:
    Taxes paid                                                              $    321,957      $     61,200
                                                                            ============      ============

                             See accompanying notes.

                              PIMCO Advisors L.P.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at March 31, 1996 and December 31, 1995, (b) the results of operations for three-month periods ended March 31, 1996 and 1995, and
(c) the cash flows for the three-month periods ended March 31, 1996 and 1995, for PIMCO Advisors L.P. ("PA") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PA's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

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

3) In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123. "Accounting for Stock-Based Compensation", which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. PA will continue to apply APB Opinion No. 25 to its unit based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per unit in the annual financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     PIMCO Advisors L.P. and subsidiaries ("PA") are primarily involved in investment advisory services. The investment advisor subsidiaries are as follows:

          Pacific Investment Management Company ("Pacific Investment Management") and its wholly owned subsidiary, StocksPLUS Management, Inc. ("StocksPLUS"), manages primarily fixed income investments, with approximately $76.9 billion in assets under management;

          Columbus Circle Investors ("CCI") and its wholly owned subsidiary, Columbus Circle Trust Company ("CCTC"), manages primarily equity and equity related investments, with approximately $13.7 billion in assets under management;

          Cadence Capital Management ("Cadence") manages equity and equity related investments, with approximately $2.6 billion in assets under management;

          Parametric Portfolio Associates ("Parametric"), manages equity and equity related investments, with approximately $1.6 billion in assets under management;

          NFJ Investment Group ("NFJ"), manages equity and equity related investments, with approximately $1.5 billion in assets under management; and

          Blairlogie Capital Management ("Blairlogie"), manages equity and equity related investments, with approximately $673 million in assets under management.

The subsidiaries are each a registered investment advisor and collectively they provide a broad array of investment management and advisory services for clients, using separate and distinct investment management styles.

In addition to the investment management subsidiaries, PA sponsors two mutual fund families: PIMCO Funds (funds for institutional and 401 (k)/defined contribution investors) and PIMCO Advisors Funds (retail funds and the Cash Accumulation Trust).


RESULTS OF OPERATIONS FOR 1996 COMPARED TO 1995

PA derives substantially all its revenues and net income from advisory fees for investment management services provided to its institutional and individual clients and advisory, distribution and servicing fees for services provided to its two proprietary families of mutual funds ("Proprietary Funds").

Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client, and monthly in arrears to Proprietary Funds. Revenues are determined in large part based upon the level of assets under management; which itself is dependent upon factors including market conditions, client decisions to add or withdraw assets from PA's management and from PA's ability to attract new clients. In addition, PA has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. Such performance based fees can have a significant effect on revenues, and provide an opportunity to earn higher fees (as well as lower) than could be obtained under fee arrangements based solely on a percentage of assets under management.

PA's consolidated 1996 first quarter revenues, including those of its wholly owned distributor PIMCO Advisors Distribution Company ("PADCO"), were $91.2 million compared to $71.1 million in the first quarter of 1995, up $20.1 million. Advisory revenues were $79.9 million in the first quarter of 1996 compared to $62.3 million for the same period in 1995, up $17.6 million. Advisory revenue increases resulted from both the commitment of new assets by institutional clients and from market appreciation. These increases were further enhanced by an increase in performance based fees, which amounted to $3.5 million during the first quarter of 1996 as compared to $2.5 million during the same period in 1995. The increase in performance based fees occurred principally in a product line that seeks to outperform the S&P 500 Index.

Revenues by operating entity were as follows:

                                                     Three Months Ended
                                                          March 31,
                                                       1996      1995
                                                     --------  --------
                                                        (In millions)

Pacific Investment Management                          $51.1     $39.5
CCI                                                     15.5      11.9
Cadence                                                  4.0       3.1
Parametric                                               0.8       0.9
NFJ                                                      1.7       1.4
PADCo                                                   12.7       8.8
Other(1)                                                 5.4       5.5
                                                       -----     -----
                                                       $91.2     $71.1
                                                       =====     =====

(1) Includes PA's Institutional Services (formerly PFAMCo) and Mutual Funds divisions and Blairlogie.

Compensation and benefits in the first quarter of 1996 of $41.3 million were $6.2 million higher than the same period in 1995. These increases reflect additional staffing, at both Pacific Investment Management and CCI, as well as higher profit sharing expenses which are based on profits of each of the investment advisor subsidiaries.

Commission expenses, incurred by PADCO related to sales and servicing of retail mutual funds, increased $2.6 million to $8.9 million in the three months of 1996 compared to the same period a year ago, reflecting higher trail commissions due to an increased level of qualifying assets, as well as increased "up front" commissions on higher current sales levels.

General and administrative expenses amounted to $4.6 million during the first quarter 1996, an increase of $2.4 million over the same period a year ago. This increase can be primarily attributed to the conversion of Pacific Investment Management's institutional fund family to a fixed administrative fee basis resulting in increases to this cost category for expenses previously borne directly by the funds. There is a corresponding increase in revenues related to this conversion. These incremental costs account for substantially all of this increase.

Occupancy and equipment has increased by $405,000 to $2.3 million in the first quarter of 1996 from the same period a year ago, primarily due to additional office space and equipment as a result of the additional staffing discussed above.

Other expenses in the first quarter of 1996 increased by $1.6 million from 1995 due principally to increases in marketing and promotional costs and professional fees as well as reductions in reimbursement agreements with Pacific Mutual related to operating losses of certain subsidiaries, as those subsidiaries have approached or surpassed profitability.

Net income per unit is computed under the two-class method which allocates net income to Class A and Class B Limited Partner units in proportion to the Operating Profit Available for Distribution for each class. Operating Profit Available for Distribution is defined by PA's partnership agreement and is computed as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans and losses of any subsidiary which is not a flow-through entity for tax purposes. Class A Limited Partner and General Partner units are entitled to a priority distribution of $1.88 per unit per year until December 31, 1997. Because of this, the amount of Operating Profit Available for Distribution allocated to such units is currently greater than the amount allocated to Class B Limited Partner units. As a result, the net income allocated per Class A Limited Partner and General Partner units is currently greater than the net income allocated per Class B Limited Partner unit. Due to the priority distribution, any dilution to net income per unit from the assumed exercise of unit options is currently applied entirely to Class B Limited Partner units.

CAPITAL RESOURCES AND LIQUIDITY

PA's and its predecessor entities' combined business has not historically been capital intensive. In general, working capital requirements had been satisfied out of operating cash flow or short-term borrowings. PA will make quarterly profit-sharing payments and distributions to its unitholders. PA may need to finance profit-sharing payments using short-term borrowings.

PA had approximately $52.8 million of cash and cash equivalents and short-term investments at March 31, 1996 compared to approximately $46.5 million at December 31, 1995. PA's liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments and for brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PA believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

The Partnership distributes substantially all of its "Operating Profit Available for Distribution", after appropriate reserves, to its partners. Distributions are paid quarterly, in arrears, on the units outstanding to unitholders of record on the thirtieth day of the first month following each quarter-end. During the first three months of 1996, the Partnership distributed $0.47 per Class A Limited Partner and General Partner unit and $0.444 per Class B Limited Partner unit related to the fourth quarter of 1995's earnings. The Partnership declared a first quarter distribution of $0.47 per Class A Limited Partner and General Partner unit payable to holders of record on April 30,1996. The payment date for this distribution is May 15, 1996. The Partnership declared a first quarter distribution of $0.318 per Class B Limited Partner unit payable to holders of record on April 30, 1996. The payment date for this distribution is May 30, 1996.

PA currently has no long-term debt. In April 1996, the Partnership obtained a $25 million, four year revolving line of credit for working capital purposes.

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

PART II:  OTHER INFORMATION


Item 5. In April 1996, PIMCO Advisors L.P. ("PA") entered into a Credit Agreement (the "Credit Agreement") with Citicorp USA, Inc. pursuant to which PA may borrow up to $25 million. Any unpaid balance owing under the Credit Agreement must be paid on September 30, 1999. Also, during any 365-day period, there must be a period of 30 consecutive days during which no amount is outstanding. The Credit Agreement: (i) restricts PA's ability to borrow and to merge or consolidate; (ii) requires PA to maintain certain financial ratios; and
(iii) provides that a change of control over PA is an event of default. No amount is currently outstanding under the Credit Agreement.

Item 6. Exhibits and Reports on Form 8-K

   (a)    Exhibits

   10.23 Credit Agreement dated as of April 12, 1996 between PIMCO Advisors L.P. as borrower and Citicorp USA, Inc. as lender and agent.

   11     Computations of Net Income Per Unit.

   27     Financial Data Schedule.

   (b)    Reports on Form 8-K

             No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PIMCO Advisors L.P.


                                        By  /s/ William D. Cvengros
                                            ------------------------------------

                                                William D. Cvengros
                                                Chief Executive Officer


                                        By  /s/ Robert M. Fitzgerald
                                            ------------------------------------

                                                Robert M. Fitzgerald
                                                Principal Accounting Officer


May 14, 1996