Form 10-Q
period 1996-06-30
PIMCO ADVISORS L P /
filed 1996-08-13
CIK 822426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

      (x)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                    ----------------    ------------------
                         Commission File Number 1-09772

                              PIMCO ADVISORS L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                                   06-1349805
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

   As of June 30, 1996, 13,588,764 publicly traded Class A units of limited partner interest and 26,557,391 privately-held Class A units of limited partner interest were issued and outstanding. There were 800,000 units of general partner interest issued and outstanding at June 30, 1996. In addition, there were 32,960,826 privately-held Class B units of limited partner interest's issued and outstanding at June 30, 1996.

                              PIMCO ADVISORS L.P.

                                     INDEX

PART I      FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Financial Condition as of
                   June 30, 1996 and December 31, 1995                        3

              Consolidated Statements of Operations for the six months
                   ended June 30, 1996 and June 30, 1995                      4

              Consolidated Statements of Operations for the three months
                   ended June 30, 1996 and June 30, 1995                      5

              Consolidated Statements of Cash Flows for the six months
                   ended June 30, 1996 and 1995                               6

              Notes to Consolidated Financial Statements                      7

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8-10

PART II     OTHER INFORMATION

     Item 5. Other Information                                               11

     Item 6. Exhibits and Reports on Form 8-K                                11

PART I: FINANCIAL INFORMATION

       Item 1. Financial Statements

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                            JUNE 30, 1996    DECEMBER 31, 1995
                                           ---------------  -------------------
ASSETS
- ------

Current Assets:
    Cash and cash equivalents               $  58,615,005   $        34,915,170
    Fees receivable                            58,669,514            57,351,994
    Short term investments                     10,933,873            11,531,226
    Notes receivable                            1,744,805             1,230,168
    Other assets - current                      2,669,897             2,620,639
                                           ---------------  --------------------
            Total current assets              132,633,094           107,649,197


Investments in limited partnerships             3,924,009             3,384,237
Fixed assets, net of accumulated
 depreciation                                   9,978,509            10,743,184
Intangible assets, net of accumulated
 amortization                                 225,827,253           243,831,819
Other non current assets                        7,990,698             3,983,358
                                           ---------------  --------------------
            Total assets                    $ 380,353,563    $      369,591,795
                                           ===============  ====================

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Current Liabilities:
    Accounts payable, accrued expenses
     and other current liabilities          $  26,324,059    $       16,040,212
    Accrued compensation                       39,644,444            21,246,685
                                           ---------------  --------------------
            Total current liabilities          65,968,503            37,286,897

Other non current liabilities                     710,770               748,265
                                           ---------------  --------------------
            Total liabilities                  66,679,273            38,035,162
                                           ---------------  --------------------

Partners' Capital:
    General Partner (800,000 units issued
     and outstanding)                           3,213,298             3,456,973
    Class A Limited Partners (40,146,155
     and 40,121,155 units issued and
     outstanding at June 30,1996 and
     December 31,1995, respectively)          216,777,707           228,465,440
    Class B Limited Partners (32,960,826
     units issued and outstanding)            106,851,293           114,806,204
    Unamortized compensation                  (13,168,008)          (15,171,984)
                                           ---------------  --------------------
            Total Partners' Capital           313,674,290           331,556,633
                                           ---------------  --------------------
            Total liabilities and
             partners' capital              $ 380,353,563    $      369,591,795
                                           ===============  ====================

                            See accompanying notes.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      FOR THE SIX MONTHS ENDED
                                                   -----------------------------
                                                   JUNE 30, 1996   JUNE 30, 1995
                                                   -------------   -------------
Revenues:
    Investment advisory fees:
      Private accounts                             $ 103,682,216   $  91,134,047
      Proprietary Funds                               62,715,780      37,211,884
    Distribution and servicing fees                   23,063,662      17,555,387
    Other                                                600,322         682,076
                                                   -------------   -------------
        Total revenues                               190,061,980     146,583,394
                                                   =============   =============

Expenses:
    Compensation and benefits                         84,943,604      70,245,109
    Amortization of intangibles, restricted
     units and option plans                           20,533,230      21,269,916
    Commissions                                       18,352,569      13,046,955
    General and administrative                         8,960,726       4,668,863
    Occupancy and equipment                            4,626,409       4,235,854
    Other                                             10,258,781       7,444,869
                                                   -------------   -------------
        Total expenses                               147,675,319     120,911,566
                                                   -------------   -------------
            Operating income                          42,386,661      25,671,828


    Equity in income of limited partnership               91,551          97,853
    Other income                                       1,288,336       1,721,005
                                                   -------------   -------------
            Income before taxes                       43,766,548      27,490,686
    Provision for taxes                                  595,519         241,994
                                                   -------------   -------------
            Net income                             $  43,171,029   $  27,248,692
                                                   =============   =============

Net income allocated to:
    General Partner                                $     508,325   $     413,562
    Class A Limited Partner Units                     25,501,465      20,700,682
    Class B Limited Partner Units                     17,161,239       6,134,448
                                                   -------------   -------------
            Total                                  $  43,171,029   $  27,248,692
                                                   =============   =============

Net income per unit:
    General Partner and Class A Limited
     Partner unit                                  $        0.64   $        0.52
                                                   =============   =============
    Class B Limited Partner unit                   $        0.47   $        0.17
                                                   =============   =============

Cash distributions paid per unit:
    General Partner and Class A Limited
     Partner unit                                  $       0.940   $       0.709
                                                   =============   =============
    Class B Limited Partner unit                   $       0.762   $       0.215
                                                   =============   =============

                            See accompanying notes.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    FOR THE THREE MONTHS ENDED
                                                   -----------------------------
                                                   JUNE 30, 1996   JUNE 30, 1995
                                                   -------------   -------------
Revenues:
    Investment advisory fees:
      Private accounts                             $  54,887,506   $  46,556,086
      Proprietary Funds                               31,606,081      19,511,632
    Distribution and servicing fees                   12,048,155       9,079,286
    Other                                                300,186         318,127
                                                   -------------   -------------
        Total revenues                                98,841,928      75,465,131
                                                   -------------   -------------

Expenses:
    Compensation and benefits                         43,645,872      35,150,847
    Amortization of intangibles, restricted
     units and option plans                           10,266,615      11,091,696
    Commissions                                        9,478,311       6,804,477
    General and administrative                         4,268,931       2,359,474
    Occupancy and equipment                            2,314,438       2,329,135
    Other                                              5,689,109       4,434,459
                                                   -------------   -------------
        Total expenses                                75,663,276      62,170,088
                                                   -------------   -------------
            Operating income                          23,178,652      13,295,043

    Equity in income of limited partnership               56,201          49,566
    Other income                                         779,280         962,413
                                                   -------------   -------------
            Income before taxes                       24,014,133      14,307,022
    Provision for taxes                                  206,548         198,344
                                                   -------------   -------------
            Net income                             $  23,807,585   $  14,108,678
                                                   =============   =============

Net income allocated to:
    General Partner                                $     263,290         205,574
    Class A Limited Partner Units                     13,212,631      10,296,538
    Class B Limited Partner Units                     10,331,663       3,606,566
                                                   -------------   -------------
            Total                                  $  23,807,584   $  14,108,678
                                                   =============   =============

Net income per unit
    General Partner and Class A Limited
     Partner unit                                  $        0.33   $        0.26
                                                   =============   =============
    Class B Limited Partner unit                   $        0.29   $        0.10
                                                   =============   =============

Cash distributions paid per unit:
    General Partner and Class A Limited
     Partner unit                                  $       0.470   $       0.470
                                                   =============   =============
    Class B Limited Partner unit                   $       0.318   $       0.138
                                                   =============   =============

                            See accompanying notes.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    FOR THE SIX MONTHS ENDED
                                                  -----------------------------
                                                  JUNE 30, 1996   JUNE 30, 1995
                                                  -------------   -------------
Cash flows from operating activities:
    Net income                                    $  43,171,029   $  27,248,692
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation, amortization, restricted
         unit and option plans                       22,082,155      22,603,732
        Equity in income of limited partnership         (91,551)        (97,853)
        Unrealized loss (gain) on investments           215,948         (51,378)
        Change in operating assets and liabilities:
          Fees receivable                            (1,317,520)    (16,997,488)
          Other assets                               (4,056,598)       (128,312)
          Accounts payable, accrued expenses and
           other current liabilities                 10,283,847      (5,744,140)
          Accrued compensation                       18,397,759      16,666,302
          Other liabilities                             (37,495)       (803,650)
        Other                                            17,767          (3,859)
                                                  --------------  --------------
          Net cash provided by operating
           activities                                88,665,341      42,692,046
                                                  --------------  --------------

Cash flows from investing activities:
    Purchases of fixed assets                        (1,330,004)     (3,974,550)
    Proceeds from sale of fixed assets                  579,970         255,975
    Notes receivable advances                          (573,512)       (100,767)
    Sale of securities                                  440,075          (7,327)
    Investments in limited partnerships                (500,000)       (300,000)
                                                  --------------  --------------
        Net cash used in investing activities        (1,383,471)     (4,126,669)
                                                  --------------  --------------

Cash flows from financing activities:
    Cash distributions paid                         (63,582,035)    (36,050,855)
    Proceeds from options exercised                          -          250,032
                                                  --------------  --------------
        Net cash used in financing activities       (63,582,035)    (35,800,823)
                                                  --------------  --------------


Net increase in cash and cash equivalents            23,699,835       2,764,554

Cash and cash equivalents, beginning of period       34,915,170      55,003,751
                                                  --------------  --------------
Cash and cash equivalents, end of period          $  58,615,005   $  57,768,305
                                                  ==============  ==============

Supplental disclosures:
    Taxes paid                                    $     338,085   $      61,200
                                                  ==============  ==============

                            See accompanying notes.

                              PIMCO ADVISORS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at June 30, 1996 and December 31, 1995, (b) the results of operations for the six- and three-months periods ended June 30, 1996 and 1995, and (c) the cash flows for the six-month periods ended June 30, 1996 and 1995, for PIMCO Advisors L.P. ("PA") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PA's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

2) Earnings per unit are computed under the two-class method and are based on the weighted average number of units outstanding, assuming the exercise of dilutive unit options. See Exhibit 11 for the computation of the weighted average number of units outstanding during the periods.

     Distributions on the units outstanding are paid quarterly in arrears to unitholders of record as of the thirtieth day of the first month following each quarter-end.

3) In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) N0. 123, "Accounting for Stock-Based Compensation", which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. PA will continue to apply APB Opinion No. 25 to its unit based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per unit in the annual financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   PIMCO Advisors L.P. and subsidiaries ("PA") are primarily involved in investment advisory services. The investment advisor subsidiaries are as follows:

            Pacific Investment Management Company ("Pacific Investment Management") and its wholly owned subsidiary, StocksPLUS Management, Inc. ("StocksPLUS"), manages primarily fixed income investments, with approximately $79.9 billion in assets under management;

            Columbus Circle Investors ("CCI") and its wholly owned subsidiary, Columbus Circle Trust Company ("CCTC"), manages primarily equity and equity related investments, with approximately $14.0 billion in assets under management;

            Cadence Capital Management ("Cadence") manages equity and equity related investments, with approximately $2.9 billion in assets under management;

            Parametric Portfolio Associates ("Parametric"), manages equity and equity related investments, with approximately $1.6 billion in assets under management;

            NFJ Investment Group ("NFJ"), manages equity and equity related investments, with approximately $1.6 billion in assets under management; and

            Blairlogie Capital Management ("Blairlogie"), manages equity and equity related investments, with approximately $692 million in assets under management.

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

PA's consolidated 1996 second quarter revenues, including those of its wholly owned distributor, PIMCO Advisors Distribution Company ("PADCo"), were $98.8 million compared to $75.5 million in the second quarter of 1995, up $23.3 million. Advisory revenues were $86.5 million in the second quarter of 1996 compared to $66.1 million for the same period in 1995, up $20.4 million. For the six months ended June 30, 1996 PA's consolidated revenues were $190.1 million compared to $146.6 milllion in 1995. Revenues at the distributor increased to $26.3 million in 1996 from $18.2 million in 1995. Advisory revenue increases resulted from both the commitment of new assets by institutional clients and from market appreciation. These increases were further enhanced by an increase in performance based fees, which amounted to $7.9 million during the second quarter of 1996 as compared to $2.9 million during the same period in 1995. For the six months ended June 30, 1996 performance fees increased to $11.4 million, from $5.4 million in the comparable period of 1995. The increase in performance based fees occurred both in a product line that seeks to outperform the S&P 500 Index, and selected fixed income accounts. Increases at the distributor relate to higher levels of sales and qualifying assets.

Revenues by operating entity were as follows:

                                           Three Months Ended       Six Months Ended
                                                June 30,                 June 30,
                                           1996        1995          1996        1995
                                         ----------------------    --------------------
                                             (In millions)            (In millions)
Pacific Investment Management             $   56.1     $   41.1     $  107.2    $   80.6
CCI                                           16.2         12.8         31.7        24.7
Cadence                                        4.5          3.3          8.5         6.4
Parametric                                     0.9          1.1          1.7         2.0
NFJ                                            1.8          1.4          3.5         2.8
PADCo                                         13.6          9.4         26.3        18.2
Other (1)                                      5.7          6.4         11.2        11.9
                                         ----------   ----------   ----------  ----------
                                          $   98.8     $   75.5     $  190.1    $  146.6
                                         ==========   ==========   ==========  ==========

(1) Includes PA's Institutional Services (formerly PFAMCo) and Mutual Funds divisions and Blairlogie.

Compensation and benefits in the second quarter of 1996 of $43.6 million were $8.5 million higher than the same period in 1995. For the six month period, this cost category increased from $70.2 million in 1995 to $85.0 million in 1996. These increases reflect additional staffing, at both Pacific Investment Management and CCI, as well as higher profit sharing expenses which are based on profits of each of the investment advisor subsidiaries.

Commission expenses, incurred by PADCo related to sales and servicing of retail mutual funds, increased $2.7 million to $9.5 million in the second quarter of 1996 compared to the same period a year ago, and increased $5.3 million to $18.4 million for the first six months of 1996 compared to 1995, reflecting higher trail commissions due to an increased level of qualifying assets, as well as increased "up front" commissions due to higher current sales levels.

General and administrative expenses amounted to $4.3 million during the second quarter 1996, an increase of $1.9 million over the same period a year ago. This cost category increased by $4.3 million to $9.0 million for the first half of 1996 compared to 1995. These increases can be primarily attributed to the conversion of Pacific Investment Management's institutional fund family to a fixed administrative fee basis resulting in increases to this cost category for expenses previously borne directly by the funds. There is a corresponding increase in revenues related to this conversion. These incremental costs account for substantially all of this increase.

Other expenses in the second quarter of 1996 increased by $1.3 million to $5.7 million from the same period in 1995. Such costs for the first six months of 1996 increased $2.8 million to $10.3 million compared to the same period in 1995. The rise in both periods is principally due to increases in marketing and promotional costs and professional fees, as well as reductions in reimbursement agreements with Pacific Mutual related to operating losses of certain subsidiaries, as those subsidiaries have approached or surpassed profitability.

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

CAPITAL RESOURCES AND LIQUIDITY

PA's business has not historically been capital intensive. In general, working capital requirements had been satisfied out of operating cash flow or short-term borrowings. PA will make quarterly profit-sharing payments and distributions to its unitholders. PA may need to finance profit-sharing payments using short-term borrowings.

PA had approximately $69.5 million of cash and cash equivalents and short-term investments at June 30, 1996 compared to approximately $46.5 million at December 31, 1995. PA's liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments and for brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PA believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

The Partnership distributes substantially all of its "Operating Profit Available for Distribution", after appropriate reserves, to its partners. Distributions are paid quarterly, in arrears, on the units outstanding to unitholders of record on the thirtieth day of the first month following each quarter-end. During the first six months of 1996, the Partnership distributed $0.94 per Class A Limited Partner and General Partner unit and $0.762 per Class B Limited Partner unit related to the fourth quarter of 1995 and first quarter of 1996's earnings. The Partnership declared a second quarter distribution of $0.47 per Class A Limited Partner and General Partner unit payable to holders of record on July 30, 1996. The payment date for this distribution is August 15, 1996. The partnership also declared a second quarter distribution of $0.447 per Class B Limited Partner unit payable to holders of record on July 30, 1996. The payment date for this distribution is August 30, 1996.

PA currently has no long-term debt. In April 1996, the Partnership obtained a $25 million, four year revolving line of credit for working capital purposes. This facility was not utilized during the period.

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

PART II:  OTHER INFORMATION

Item 5.  Other Information



Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         11   Computations of Net Income Per Unit.

         27   Financial Data Schedule.

         (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the second quarter of 1996. A report on Form 8-K was filed on July 31, 1996 disclosing a change in the registrant's certifying accountant.

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



                                         PIMCO Advisors L.P.


                                         By    /s/ WILLIAM D. CVENGROS
                                               -----------------------

                                                   William D. Cvengros
                                                   Chief Executive Officer


                                         By    /s/ ROBERT M. FITZGERALD
                                               ------------------------

                                                   Robert M. Fitzgerald
                                                   Principal Accounting Officer



August 12, 1996