Form 10-Q
period 1996-09-30
PIMCO ADVISORS L P /
filed 1996-11-13
CIK 822426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

      (x)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     ---------------   --------------
                           Commission File Number 1-09772

                              PIMCO ADVISORS L.P.
             (Exact name of registrant as specified in its charter)

             Delaware                                    06-1349805
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

     As of September 30, 1996, 13,588,764 publicly traded Class A units of limited partner interest and 26,557,391 privately-held Class A units of limited partner interest were issued and outstanding. There were 800,000 units of general partner interest issued and outstanding at September 30, 1996. In addition, there were 32,960,826 privately-held Class B units of limited partner interest issued and outstanding at September 30, 1996.

                              PIMCO ADVISORS L.P.

                                     INDEX

PART I       FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition as of
                    September 30, 1996 and December 31, 1995                                  3

             Consolidated Statements of Operations for the nine months
                    ended September 30, 1996 and September 30, 1995                           4

             Consolidated Statements of Operations for the three months
                    ended September 30, 1996 and September 30, 1995                           5

             Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 1996 and September 30, 1995                           6

             Notes to Consolidated Financial Statements                                       7

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                8-10

PART II      OTHER INFORMATION

     Item 5. Other Information                                                               11

     Item 6. Exhibits and Reports on Form 8-K                                                11

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements


                     PIMCO Advisors L.P. and Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)


                                                        September 30,1996  December 31, 1995
                                                        -----------------  -----------------
Assets
------

Current Assets:
        Cash and cash equivalents                           $ 54,254,138       $ 34,915,170
        Fees receivable                                       62,974,387         57,351,994
        Short term investments                                11,230,382         11,531,226
        Notes receivable                                       1,712,374          1,230,168
        Other assets - current                                 2,188,430          2,620,639
                                                            ------------       ------------
                Total current assets                         132,359,711        107,649,197

Investments in limited partnerships                            4,248,838          3,384,237
Fixed assets, net of accumulated depreciation                 10,201,058         10,743,184
Intangible assets, net of accumulated amortization           216,824,970        243,831,819
Other non current assets                                       9,910,901          3,983,358
                                                            ------------       ------------
                Total assets                                $373,545,478       $369,591,795
                                                            ============       ============

Liabilities and Partners' Capital
---------------------------------

Current Liabilities:
        Accounts payable, accrued expenses and
           other current liabilities                        $ 29,532,567       $ 16,040,212
        Accrued compensation                                  38,577,538         21,246,685
                                                            ------------       ------------
                Total current liabilities                     68,110,105         37,286,897

Other non current liabilities                                    692,023            748,265
                                                            ------------       ------------
                Total liabilities                             68,802,128         38,035,162
                                                            ------------       ------------

Partners' Capital:
        General Partner (800,000 units issued
           and outstanding)                                    3,099,334          3,456,973
        Class A Limited Partners (40,146,155 and
           40,121,155 units issued and outstanding
           at September 30, 1996 and
           December 31, 1995, respectively)                  211,058,679        228,465,440
        Class B Limited Partners (32,960,826
           units issued and outstanding)                     102,436,542        114,806,204
        Unamortized compensation                             (11,851,205)       (15,171,984)
                                                            ------------       ------------
                Total Partners' Capital                      304,743,350        331,556,633
                                                            ------------       ------------

                Total liabilities and partners'
                  capital                                   $373,545,478       $369,591,795
                                                            ============       ============

                            See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                      For the nine months ended
                                                               ---------------------------------------
                                                               September 30, 1996   September 30, 1995
                                                               ------------------   ------------------
Revenues:
    Investment advisory fees:
       Private accounts                                         $156,571,557         $139,066,290
       Proprietary Funds                                          94,575,782           61,083,542
    Distribution and servicing fees                               35,185,219           28,644,034
    Other                                                            828,408              992,336
                                                                ------------         ------------
            Total revenues                                       287,160,966          229,786,202
                                                                ------------         ------------

Expenses:
    Compensation and benefits                                    128,119,778          109,009,197
    Amortization of intangibles, restricted units
     and option plans                                             30,852,315           32,635,932
    Commissions                                                   27,480,251           20,736,108
    General and administrative                                    13,019,473            6,790,103
    Occupancy and equipment                                        6,932,010            6,466,117
    Other                                                         15,423,389           12,063,798
                                                                ------------         ------------
            Total expenses                                       221,827,216          187,701,255
                                                                ------------         ------------
                    Operating income                              65,333,750           42,084,947

    Equity in income of limited partnership                          173,556              155,002
    Other income                                                   2,227,716            2,655,277
                                                                ------------         ------------
                    Income before taxes                           67,735,022           44,895,226
    Provision for taxes                                              833,554              505,378
                                                                -------------        ------------
                    Net income                                  $ 66,901,468         $ 44,389,848
                                                                ============         ============

Net income allocated to:
    General Partner                                             $    770,361         $    645,529
    Class A Limited Partner Units                                 38,651,130           32,334,287
    Class B Limited Partner Units                                 27,479,977           11,410,032
                                                                ------------         ------------
                    Total                                       $ 66,901,468         $ 44,389,848
                                                                ============         ============


Net income per unit:
    General Partner and Class A Limited Partner unit            $        0.96        $       0.81
                                                                =============        ============
    Class B Limited Partner unit                                $        0.76        $       0.31
                                                                =============        ============

Cash distributions paid per unit:
    General Partner and Class A Limited Partner unit            $       1.410        $      1.179
                                                                =============        ============
    Class B Limited Partner unit                                $       1.209        $      0.414
                                                                =============        ============


                            See accompanying notes

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                     For the three months ended
                                                               --------------------------------------
                                                               September 30, 1996  September 30, 1995
                                                               ------------------  ------------------
Revenues:
    Investment advisory fees:
       Private accounts                                          $52,889,341         $47,932,243
       Proprietary Funds                                          31,860,003          23,871,658
    Distribution and servicing fees                               12,121,557          11,088,648
    Other                                                            228,086             310,260
                                                                 -----------         -----------
            Total revenues                                        97,098,987          83,202,809
                                                                 -----------         -----------

Expenses:
    Compensation and benefits                                     43,176,174          38,764,094
    Amortization of intangibles, restricted units
     and option plans                                             10,319,085          11,366,016
    Commissions                                                    9,127,681           7,689,152
    General and administrative                                     4,058,746           2,121,240
    Occupancy and equipment                                        2,305,601           2,230,259
    Other                                                          5,164,611           4,618,929
                                                                 -----------         -----------
            Total expenses                                        74,151,898          66,789,690
                                                                 -----------         -----------
                    Operating income                              22,947,089          16,413,119

    Equity in income of limited partnership                           82,005              57,149
    Other income                                                     939,380             934,272
                                                                 -----------         -----------
                    Income before taxes                           23,968,474          17,404,540
    Provision for taxes                                              238,035             263,384
                                                                 -----------         -----------
                    Net income                                   $23,730,439         $17,141,156
                                                                 ===========         ===========

Net income allocated to:
    General Partner                                              $   262,036         $   231,969
    Class A Limited Partner Units                                 13,149,665          11,633,599
    Class B Limited Partner Units                                 10,318,738           5,275,588
                                                                 -----------         -----------
                    Total                                        $23,730,439         $17,141,156
                                                                 ===========         ===========


Net income per unit
    General Partner and Class A Limited Partner unit             $      0.32         $      0.29
                                                                 ===========         ===========
    Class B Limited Partner unit                                 $      0.28         $      0.14
                                                                 ===========         ===========

Cash distributions paid per unit:
    General Partner and Class A Limited Partner unit             $     0.470         $     0.470
                                                                 ===========         ===========
    Class B Limited Partner unit                                 $     0.447         $     0.199
                                                                 ===========         ===========


                            See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                    For the nine months ended
                                                             ---------------------------------------
                                                             September 30, 1996   September 30, 1995
                                                             ------------------   ------------------
Cash flows from operating activities:
  Net income                                                   $ 66,901,468        $ 44,389,848
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, amortization, restricted unit
     and option plans                                            33,398,649          34,730,364
    Equity in income of limited partnership                        (173,556)           (155,002)
    Unrealized loss (gain) on investments                           150,348             (95,647)
    Change in operating assets and liabilities:
       Fees receivable                                           (5,622,393)        (23,130,978)
       Other assets                                              (5,495,334)         (1,849,819)
       Accounts payable, accrued expenses
        and other current liabilities                            13,492,355          (2,812,318)
       Accrued compensation                                      17,330,853          19,566,507
       Other liabilities                                            (56,243)           (747,410)
    Other                                                           (43,687)             12,593
                                                               ------------        ------------
        Net cash provided by operating activities               119,882,460          69,908,138
                                                               ------------        ------------

Cash flows from investing activities:
  Purchases of fixed assets                                      (2,394,268)         (4,702,671)
  Proceeds from sale of fixed assets                                621,387             269,275
  Notes receivable advances                                        (676,737)           (265,709)
  Sale of securities                                                266,343         (10,067,765)
  Investments in limited partnerships                              (800,000)           (897,728)
                                                               ------------        ------------
       Net cash used in investing activities                     (2,983,275)        (15,664,598)
                                                               ------------        ------------

Cash flows from financing activities:
  Cash distributions paid                                       (97,560,217)        (61,843,002)
  Proceeds from options exercised                                         -             374,921
                                                               ------------        ------------
       Net cash used in financing activities                    (97,560,217)        (61,468,081)
                                                               ------------        ------------

Net increase in cash and cash equivalents                        19,338,968          (7,224,541)

Cash and cash equivalents, beginning of period                   34,915,170          55,003,751
                                                               ------------        ------------
Cash and cash equivalents, end of period                       $ 54,254,138        $ 47,779,210
                                                               ============        ============


Supplemental disclosures:
  Taxes paid                                                   $    356,232         $   383,310
                                                               ------------        ------------


                            See accompanying notes.

                              PIMCO ADVISORS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at September 30, 1996 and December 31, 1995, (b) the results of operations for the nine- and three-month periods ended September 30, 1996 and 1995, and (c) the cash flows for the nine-month periods ended September 30, 1996 and 1995, for PIMCO Advisors L.P. ("PA") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PA's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          PIMCO Advisors L.P. and subsidiaries ("PA") are primarily involved in investment advisory services. The investment advisor subsidiaries are as follows:

              Pacific Investment Management Company ("Pacific Investment Management") and its wholly owned subsidiary, StocksPLUS Management, Inc. ("StocksPLUS"), manages primarily fixed income investments, with approximately $83.2 billion in assets under management;

              Columbus Circle Investors ("CCI") and its wholly owned subsidiary, Columbus Circle Trust Company ("CCTC"), manages primarily equity and equity related investments, with approximately $14.1 billion in assets under management;

              Cadence Capital Management ("Cadence") manages equity and equity related investments, with approximately $3.0 billion in assets under management;

              Parametric Portfolio Associates ("Parametric"), manages equity and equity related investments, with approximately $1.8 billion in assets under management;

              NFJ Investment Group ("NFJ"), manages equity and equity related investments, with approximately $1.7 billion in assets under management; and

              Blairlogie Capital Management ("Blairlogie"), manages equity and equity related investments, with approximately $673 million in assets under management.

The subsidiaries are each a registered investment advisor and collectively they provide a broad array of investment management and advisory services for clients, using separate and distinct investment management styles.

In addition to the investment management subsidiaries, PA operates a wholly-owned distributor, PIMCO Advisors Distribution Company ("PADCo") and sponsors two mutual fund families: PIMCO Funds (funds for institutional and 401(k)/defined contribution investors) and PIMCO Advisors Funds (retail funds and the Cash Accumulation Trust).

The Trustees of the the above mutual fund trusts have approved a plan to combine the fund groups into a single mutual fund complex, the PIMCO Funds. The restructuring is subject to shareholder approvals and other conditions. It is expected to be effective in January 1997. The combination is not expected to have a material impact on PA's results of operations.

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

PA's consolidated 1996 third quarter revenues, including those of its wholly-owned distributor, PADCo, were $97.1 million compared to $83.2 million in the third quarter of 1995, up $13.9 million. Advisory revenues were $84.7 million in the third quarter of 1996 compared to $71.8 million for the same period in 1995, up $12.9 million. For the nine months ended September 30, 1996 PA's consolidated revenues were $287.2 million compared to $229.8 milllion in 1995. Revenues at the distributor increased to $39.7 million in 1996 from $29.6 million in 1995. Advisory revenue increases resulted from both the commitment of new assets by institutional clients and from market appreciation. These revenues included performance based fees, which amounted to $4.9 million during the third quarter of 1996 as compared to $4.9 million during the same period in 1995. For the nine months ended September 30, 1996 performance fees increased to $16.3 million, from $10.3 million in the comparable period of 1995. The increase in performance based fees occurred both in a product line that seeks to outperform the S&P 500 Index, and selected fixed income accounts. Increases at the distributor relate to higher levels of sales and qualifying assets.

Revenues by operating entity were as follows:

                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                        1996        1995                1996         1995
                                       -------------------             --------------------
                                          (In millions)                     (In millions)

Pacific Investment Management           $54.9        $45.6              $162.1      $126.1
CCI                                      15.5         13.9                47.2        38.7
Cadence                                   4.5          4.0                13.0        10.5
Parametric                                0.9          1.0                 2.6         2.9
NFJ                                       1.8          1.5                 5.4         4.4
PADCo                                    13.3         11.4                39.7        29.6
Other (1)                                 6.2          5.8                17.2        17.6
                                        -----        -----              ------      ------
                                        $97.1        $83.2              $287.2      $229.8
                                        =====        =====              ======      ======



(1) Includes PA's Institutional Services (formerly PFAMCo) and Mutual Funds divisions and Blairlogie.

Compensation and benefits in the third quarter of 1996 of $43.2 million were $4.4 million higher than the same period in 1995. For the nine-month period, this cost category increased from $109.0 million in 1995 to $128.1 million in 1996. These increases reflect additional staffing at both Pacific Investment Management and CCI, as well as higher profit sharing expenses (which are based on profits of each of the investment advisor subsidiaries).

Commission expenses, incurred by PADCo related to sales and servicing of retail mutual funds, increased $1.4 million to $9.1 million in the third quarter of 1996 compared to the same period a year ago, and increased $6.8 million to $27.5 million for the first nine months of 1996 compared to the same period in 1995, reflecting higher trail commissions due to an increased level of qualifying assets, as well as increased "up front" commissions due to higher current sales levels.

General and administrative expenses amounted to $4.1 million during the third quarter 1996, an increase of $2.0 million over the same period a year ago. This cost category increased by $6.2 million to $13.0 million for the first nine months of 1996 compared to the same period in 1995. These increases can be primarily attributed to the conversion of Pacific Investment Management's institutional fund family to a fixed administrative fee basis resulting in increases to this cost category for expenses previously borne directly by the funds. This change was effective October 1, 1995. There is a corresponding increase in revenues related to this conversion. These incremental costs account for substantially all of this increase.

Other expenses in the third quarter of 1996 increased by $0.6 million to $5.2 million from the same period in 1995. Such costs for the first nine months of 1996 increased $3.3 million to $15.4 million compared to the same period in 1995. The rise in both periods is principally due to increases in marketing and promotional costs and professional fees, as well as reductions in reimbursement agreements with Pacific Mutual Life Insurance Company resulting from certain subsidiaries having approached or reached profitability.

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

PA had approximately $65.5 million of cash and cash equivalents and short-term investments at September 30, 1996 compared to approximately $46.5 million at December 31, 1995. PA's liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments and for brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PA believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require use of an alternate financing source other than the operating cash flow.

The Partnership distributes substantially all of its "Operating Profit Available for Distribution", after appropriate reserves, to its partners. Distributions are paid quarterly, in arrears, on the units outstanding to unitholders of record on the thirtieth day of the first month following each quarter-end. During the first nine months of 1996, the Partnership distributed $1.41 per Class A Limited Partner and General Partner unit and $1.209 per Class B Limited Partner unit. These distributions related to the fourth quarter of 1995 and first two quarters of 1996's earnings. The Partnership declared a third quarter distribution of $0.47 per Class A Limited Partner and General Partner unit payable to holders of record on October 30, 1996. The payment date for this distribution is November 14, 1996. The Partnership also declared a third quarter distribution of $0.449 per Class B Limited Partner unit payable to holders of record on October 30, 1996. The payment date for this distribution is November 29, 1996.

PA currently has no long-term debt. In April 1996, the Partnership obtained a $25 million, four year revolving line of credit for working capital purposes. This facility was not utilized during the period.

ECONOMIC FACTORS

The general economy including interest rates, inflation and client responses to economic factors will affect, to some degree, the operations of PA. As a significant portion of assets under management are fixed income assets, fluctuations in interest rates could have a material impact on the operations of PA. PA's advisory business is generally not capital intensive and therefore any effect of inflation, other than on interest rates, is not expected to have a significant impact on its operations or financial condition. Client responses to the economy, including decisions as to the amount of assets deposited may also impact the operations of PA. Any resulting revenue fluctuations may or may not be recoverable in the pricing of services offered by PA.

PART II:  OTHER INFORMATION

Item 5.  Other Information

         The Equity Board has approved a Deferred Compensation Plan to be implemented in December 1996 or January 1997 and a Unit Incentive Plan, to be implemented upon ratification by the unitholders. The Deferred Compensation Plan will allow eligible employees to acquire Partnership units through a trust at a discount from the current market price utilizing deferred compensation. The Unit Incentive Plan will expand the number of units available for grant as options and/or restricted units by 4.4 million, to a total of 10 million units.

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



November 13, 1996