Form 10-K
period 1996-12-31
PIMCO ADVISORS L P /
filed 1997-03-28
CIK 822426

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

Mark One:
            [X]  Annual Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934 [Fee Required]

                  For the Fiscal Year ended December 31, 1996

                                       or

            [_] Transition Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934 [No Fee Required]

                     For the Transition Period from     to

                          Commission file No. 1-09772

                              PIMCO ADVISORS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                           06-1349805
-------------------------------------------------------------------------------
       (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

       800 NEWPORT CENTER DRIVE, NEWPORT BEACH, CA          92660
--------------------------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (Zip Code)

Registrant's telephone number, including area code:  714-717-7022
                                                     ------------
Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          WHICH REGISTERED
   CLASS A UNITS OF LIMITED PARTNER INTEREST        NEW YORK STOCK EXCHANGE
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of Class)
-------------------------------------------------------------------------------
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X    No
              ----     ----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          State the aggregate market value of the voting stock* held by non-affiliates of the registrant. As of March 24, 1997, the value was approximately $305,747,190.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

___________
* The securities held by non-affiliates are not voting stock but are 13,588,764 publicly held Class A Units of limited partner interest.

                                   PART I

ITEM 1. BUSINESS

OVERVIEW

  PIMCO Advisors L.P.(the "Partnership" or "PIMCO Advisors") is one of the nation's largest publicly traded investment management firms with approximately $110 billion of assets under management at December 31, 1996. The Partnership offers a broad range of investment management services and styles to institutional and retail investors, combining the fixed income-oriented institutional investment management operations of Pacific Investment Management Company, the equity-oriented investment management operations of Columbus Circle Investors and four smaller affiliated domestic and international equity investment management firms and mutual fund operations. The Partnership provides investment management services primarily to (i) large institutional clients through separate accounts, (ii) smaller institutional clients and financial intermediaries through the institutional share classes of the PIMCO Funds (described below) and (iii) retail investors through the retail share classes of the PIMCO Funds, which are sold principally through broker-dealers.

  The Partnership's strategy is to pursue growth by marketing the investment management expertise, performance record and reputation of its six institutional investment management firms (the "Investment Management Firms"). The Investment Management Firms are five Delaware partnerships: Pacific Investment Management Company ("Pacific Investment Management"), Columbus Circle Investors ("CCI"), Cadence Capital Management ("Cadence"), NFJ Investment Group ("NFJ") and Parametric Portfolio Associates ("Parametric"); and one United Kingdom limited partnership, Blairlogie Capital Management ("Blairlogie").

  The six Investment Management Firms are structured as separate subsidiaries. The Partnership believes this decentralized structure enables the Investment Management Firms to implement their own distinct investment strategies and philosophies, providing financial and other incentives for the managers of each of the firms to render superior performance and client service. The Managing Directors of the Investment Management Firms have a significant profits interest in their respective Investment Management Firms, as well as substantial economic interests in the Partnership. These economic interests relate significantly to Class B Units of limited partner interest ("Class B LP Units"), distributions on which until December 31, 1997 are subordinated to the annual $1.88 per unit priority distribution on the Class A Units of limited partner interest ("Class A LP Units") as described below.

  PIMCO Advisors business results from the November 1994 consolidation (the "Consolidation") of the investment advisory businesses of certain wholly-owned subsidiaries of Pacific Financial Asset Management Corporation ("PFAMCo"), i.e., Pacific Investment Management, Cadence, Parametric, NFJ and Blairlogie, with the investment advisory and mutual fund distribution businesses, including CCI, which were formerly conducted under the name of Thomson Advisory Group L.P. and its affiliate Thomson Investors Services Inc. (now named PIMCO Funds Distribution Company). PFAMCo also contributed its own administrative and distribution operations to Pacific Investment Management Company Advisors as part of the Consolidation. As part of the Consolidation, PIMCO Partners, G.P., ("PIMCO GP") replaced Thomson Advisory Group Inc. ("TAG Inc.") as the general partner of the Partnership.

  Under current law, the Partnership will cease being classified as a partnership for federal income tax purposes and will be treated as a corporation immediately after December 31, 1997 (or sooner if the Partnership adds a substantial new line of business or otherwise fails to satisfy certain requirements) unless the Partnership limited partner interests cease to be publicly traded prior to such time. As a corporation, the Partnership would be subject to tax on its income and its equityholders would be subject to tax on distributions. In an effort to preserve partnership tax treatment after December 31, 1997 for the holders of PIMCO Advisors partner interests who are affiliates of the Partnership (the "Nonpublic Unitholders"), the Partnership's Amended and Restated Partnership Agreement (the "Partnership Agreement") confers on PIMCO GP, the general partner of the Partnership, broad authority to effect one or more restructurings (collectively, the "Restructuring") of the Partnership in connection with, or in anticipation of, such a change in tax status.

  It is currently anticipated that on or about November 30, 1997, but no later than December 31, 1997, the Partnership, PIMCO GP and TAG Inc. will engage in transactions resulting in the PIMCO Advisors unitholders and the stockholders of TAG Inc. all indirectly owning equity interests in the Partnership through the shares of a newly-formed corporate general partner of the Partnership, which will directly or beneficially own the PIMCO Advisors units in which such persons formerly had an interest. Following the Restructuring, it is expected that the corporate general partner will be the sole publicly traded entity through which equity interests in the Partnership will be owned. See "Restructuring" in Item 13.

RECENT DEVELOPMENTS

  On February 13, 1997, the Partnership and its affiliate TAG Inc. entered into an Agreement and Plan of Merger with Oppenheimer Group, Inc. and its subsidiary Oppenheimer Financial Corp., providing for the acquisition of a 32.5% managing general partner interest in Oppenheimer Capital (a general partnership), the one percent general partner interest in Oppenheimer Capital, L.P. and 100% of the stock of Advantage Advisers, an affiliate of Oppenheimer Group, which manages eight closed-end funds. The transaction covers only the private interests Oppenheimer Group holds in Oppenheimer Capital and Oppenheimer Capital, L.P. and does not include the publicly traded units of Oppenheimer Capital, L.P.

  The agreement provides for the acquisition of these assets by TAG Inc. through a merger with Oppenheimer Group, Inc. in exchange for total consideration of approximately $233 million in convertible preferred stock to be issued by TAG Inc. and the assumption of approximately $32 million of debt. At the closing, TAG Inc. will contribute the one-third general partner interest in Oppenheimer Capital to the Partnership in exchange for approximately 9.137 million Class A LP Units ($233 million at the agreed value of $25.50 per unit). PIMCO Advisors may be obligated in certain circumstances to purchase such convertible preferred stock for its issue price. The Partnership will hold the interest in Oppenheimer Capital through a newly-formed investment management subsidiary, and the operating results of the Partnership will include its proportionate share of the operating results of Oppenheimer Capital. The transaction is subject to certain client, lender, Internal Revenue Service and other approvals, and is expected to take up to six months to complete.

GENERAL

  The table below sets forth the assets under management of the Partnership and its six Investment Management Firms at the dates indicated:

                                                               ASSETS UNDER MANAGEMENT (in millions)
                                                                         AT DECEMBER 31,
                                                      ---------------------------------------------------
                                                        1996        1995       1994     1993(2)   1992(2)
                                                      -------     --------   --------  --------  --------
Pacific Investment Management                         $ 88,147    $ 76,371   $ 56,883  $ 53,001  $ 41,249
Columbus Circle Investors                               14,159      12,670     10,304     9,848     8,070
Cadence Capital Management                               3,229       2,393      1,762     1,647       940
Parametric Portfolio Associates                          2,001       1,569      1,546     1,385       932
NFJ Investment Group                                     1,743       1,455      1,072       966       534
Blairlogie Capital Management                              673         645        479        97         -
Other(1)                                                    70          79        129     1,194     2,630
                                                      --------    --------   --------  --------  --------
               Total                                  $110,022    $ 95,182   $ 72,175  $ 68,138  $ 54,355
                                                      ========    ========   ========  ========  ========

_______________
(1) Includes assets under management not advised or subadvised by the Investment Management Firms. For years ended December 31, 1992 and 1993, includes assets invested in the Cash Accumulation Trust, a money market fund, which is currently subadvised by Columbus Circle Investors.

(2) Proforma as if the consolidation of PIMCO Advisors had occurred on January 1, 1993. See Item 7 of this Form 10-K.

  The table below sets forth the aggregate assets under management of PIMCO Advisors and the six Investment Management Firms by investment type:

                                                         ASSETS UNDER MANAGEMENT (in millions)
                                                                   AT DECEMBER 31,
                                                    --------------------------------------------
                                                         1996            1995            1994
                                                    ------------    -------------    -----------
Institutional Separate Accounts
    Fixed Income                                      $ 57,295          $50,264         $38,778
    Equity                                              18,075           16,248          12,461
Institutional Mutual Funds (1)
    Fixed Income                                        19,592           16,732          11,830
    Equity                                               5,077            3,768           2,515
Retail Mutual Funds
    Fixed Income                                         2,541            2,043           1,744
    Equity                                               6,728            5,486           4,055
Retail Money Market                                        714              641             792
                                                    ------------    -------------    -----------
                                Total                 $110,022          $95,182         $72,175
                                                    ============    =============    ===========

--------------
(1) Includes assets managed under pooling arrangements.

  The Partnership markets its investment management services to institutional and mutual fund clients through client service representatives at each of the Investment Management Firms and through distributors including PIMCO Funds Distribution Company ("PFD"),(formerly known as PIMCO Advisors Distribution Company), a wholly-owned broker-dealer which distributes and markets shares of the retail mutual funds of PIMCO Advisors.

  The revenues of the Partnership and its six Investment Management Firms consist principally of management fees based on the value of assets under management and in some cases the performance of the advisor. The table below sets forth management fees for the Partnership and its six Investment Management Firms for the periods indicated:

                                              MANAGEMENT FEES (in thousands)
                                                  YEAR ENDED DECEMBER 31,
                                        1996      1995      1994(2)   1993(2)   1992(2)
                                     --------   --------   --------  --------  --------
Pacific Investment Management        $222,274   $180,937   $141,218  $144,487  $106,279
Columbus Circle Investors              63,698     53,078     44,363    39,460    32,151
Cadence Capital Management             17,873     14,555     12,120     9,504     6,103
Parametric Portfolio Associates         3,466      3,753      4,451     4,505     2,932
NFJ Investment Group                    7,271      5,916      4,967     3,795     2,007
Blairlogie Capital Management           3,721      2,916        420        23         -
Other (1)                              20,038     20,455     23,936    20,592    22,805
                                     --------   --------   --------  --------  --------
               Total                 $338,341   $281,610   $231,475  $222,366  $172,277
                                     ========   ========   ========  ========  ========

--------------
(1) Includes revenues not directly allocable to the investment management services of the Investment Management Firms, the management fees of the Cash Accumulation Trust and intercompany eliminations.

(2) Proforma as if the consolidation of PIMCO Advisors had occurred on January 1, 1993. See Item 7 of this Form 10-K.

  A principal component of the Partnership's marketing strategy is the historical performance of the Investment Management Firms relative to selected benchmarks over long periods of time. For example, Pacific Investment Management stresses its record in equaling or exceeding client-selected performance benchmarks over long periods through a measured risk taking approach that emphasizes preservation of capital. Over the last 10 years, Pacific Investment Management's Total Return composite, representing approximately 56% of Pacific Investment Management's total assets under management at December 31, 1996, outperformed the Lehman Brothers Aggregate Bond Index by approximately 108 basis points (9.55% compared to 8.47%) annually on a compound basis after adjusting for the advisory fees paid to Pacific Investment Management.

PRIMARY MARKETS AND STRATEGY FOR GROWTH

  The two primary markets for the investment management services offered by the Investment Management Firms are the institutional market and the mutual fund market. Several of the Investment Management Firms also manage private accounts for high net worth individuals.

  INSTITUTIONS. The institutional market for investment management services includes corporate, government and multi-employer pension plans, charitable endowments and foundations, and corporations purchasing investment management services for their own account. Each of the Investment Management Firms serves the institutional market and conducts its own institutional marketing activities. In general, the Investment Management Firms' marketing approach targets Fortune 1,000 companies and other large institutional investors. The Investment Management Firms seek to develop client relationships through investment management performance and focused and responsive client service. Their business strategies also involve increasing assets under management for non-U.S. clients, expanding the array of fixed income and equity products offered to clients, seeking to expand market share with medium and smaller institutional investors by offering pooled investment vehicles such as the PIMCO Funds (described below), and otherwise seeking to diversify and expand their businesses by investment strategy, method of delivery and markets.

  MUTUAL FUNDS. Like the institutional market for investment management services, the mutual fund market has expanded rapidly in recent years.

  The mutual fund industry is highly competitive and is characterized by a high degree of fragmentation and a large and rapidly increasing number of product offerings. Marketing strategies, product development, business development, sales expertise and servicing are increasingly important. The traditional channel for the distribution of mutual funds (other than money market funds) is through brokerage firms that are not affiliated with the funds' sponsor organization and that are compensated primarily through front-end sales loads deducted from the purchaser's investment at the time of the sale. Increasingly other distribution arrangements and channels have become important. These include "no-load" or "low-load" funds, sold primarily through direct marketing efforts or captive sales forces affiliated with the sponsor organization; "private label" and "proprietary" funds managed by and offered primarily through, or to customers of, a financial organization such as a brokerage firm, insurance company or bank; and "back-end load" or "level load" funds offered through brokerage and other third-party channels, but with compensation to the selling brokers being funded through commission advances from the funds' sponsor which are recovered through ongoing charges against fund assets assessed under Rule 12b-1 under the Investment Company Act of 1940, as amended (the "Investment Company Act"), contingent deferred sales charges assessed against shareholders at the time they redeem their investments, or a combination of such sources.

  The Partnership's retail strategy is to build a "brand name" awareness of the fund group both at the broker-dealer level and the retail investor level, creating a valuable, long-term franchise. Leveraging off the depth and expertise of the six Investment Management Firms, the Partnership has developed new funds to fill gaps in its product line in terms of investment objectives and styles.

INVESTMENT MANAGEMENT FIRMS

 PACIFIC INVESTMENT MANAGEMENT COMPANY (PACIFIC INVESTMENT MANAGEMENT)

  General. Pacific Investment Management Company had aggregate assets under management at December 31, 1996 and December 31, 1995 of $88.1 billion and $76.4 billion, respectively, of which 90% and 89.9%, respectively, consisted of fixed income accounts and 10% and 10.1%, respectively, consisted of equity-related accounts. Pacific Investment Management's clients principally include large and medium-sized corporate pension and profit sharing plans, public pension plans, multi-employer pension plans and foundations and endowment funds. Its client list includes many of the nation's largest pension funds, foundations and endowments and other institutional investors.

  Investment Strategy. Pacific Investment Management believes that its strength in the management of fixed income assets is derived from its investment philosophy, which stresses a long-term or secular focus, active management, with measured risk-taking, and the application of strong analytical capabilities across all fixed income market sectors. Under Pacific Investment Management's investment philosophy, longer term macro-economic trends are key inputs to portfolio strategy, and moderate portfolio duration ranges are favored to reduce volatility relative to client-specified benchmarks. Pacific Investment Management's investment strategy process begins with a "top-down" approach utilizing an intensive review of long-term and cyclical trends to anticipate interest rates, volatility, yield curve shape and credit trends. These forecasts become the basis for the major portfolio strategies. Pacific Investment Management then uses a "bottom up" process to select specific portfolio investments.

  In managing fixed income investment advisory accounts, within client and mutual fund guidelines, Pacific Investment Management uses a broad array of fixed income investments, including investment grade and below investment grade securities, as well as derivatives (which use dates back to 1980) in seeking to manage portfolio risk and exploit market inefficiencies. Pacific Investment Management's use of derivatives has generally been confined to futures, options and mainstream mortgage derivatives (such as collateralized mortgage obligations, or CMOs); however, Pacific Investment Management at times has also held positions in client portfolios in interest-only and principal-only strips (IOs and POs) and, occasionally, structured notes and swaps. Although certain of these derivative securities can have higher degrees of interest rate risk, illiquidity and counterparty credit risk, Pacific Investment Management approaches derivatives much as it does other complex fixed income instruments-- as potential investments to be analyzed, monitored and used when appropriate to enhance a portfolio's return or manage its risk. Pacific Investment
Management has developed and employs, in the case of derivatives as well as other instruments, various risk controls at the portfolio and individual instrument levels in an effort to evaluate and monitor interest rate, liquidity and credit quality risk.

  As part of its active management style, Pacific Investment Management uses internally developed, proprietary computer software programs in managing its clients' assets rather than using analytical models purchased from outside sources. Pacific Investment Management believes that its proprietary computer technology provides it with an important competitive advantage.

  Pacific Investment Management has sought to expand its client base beyond the traditional defined benefit pension market, and has increased its presence in the defined contribution pension market. Pacific Investment Management's strategy also involves focusing on financial service aggregators of retail assets such as unaffiliated sponsors of mutual funds and other registered investment advisors (including fee-based financial planners) who recommend the use of "no-load" mutual funds such as the institutional and administrative classes of PIMCO Funds PIMS Series (defined below under Partnership Mutual Funds) to their clients, and consultant alliances. In addition, Pacific Investment Management seeks to increase both institutional and retail assets under management from non-U.S. investors.

  INVESTMENT PRODUCTS. Pacific Investment Management offers a range of investment services for both fixed income and equity assets:

        FIXED INCOME PORTFOLIOS. Pacific Investment Management offers a variety of strategies for clients with fixed income portfolios, designed to reflect each particular client's investment objective:

             Total Return Portfolios--Pacific Investment Management structures total return portfolios with the objective of realizing maximum total return, consistent with the preservation of capital and prudent investment management across the spectrum of fixed income securities. This strategy generally results in a portfolio duration of three to six years. The total return strategy is Pacific Investment Management's flagship investment management service; portfolios utilizing this strategy represented approximately $54 billion of Pacific Investment Management's total assets under management at December 31, 1996.

             Low Duration Portfolios--Pacific Investment Management has actively managed low duration accounts since 1979 (overall portfolio duration 1-3 years). The objectives in the low duration portfolios are to preserve principal through investment in low-volatility instruments, while seeking to achieve superior risk-adjusted returns.

             Other Duration Specific or Sector Specific Portfolios--Pacific Investment Management also offers clients active management of portfolios based upon specific duration targets (e.g., long duration portfolios or guaranteed investment contract ("GIC") products which are designed to outperform GICs) and sector emphases (e.g., international, high-yield, or mortgages).

        EQUITY RELATED PORTFOLIOS. Pacific Investment Management also manages an enhanced equity based strategy: StocksPLUS(R), which accounted for $8.8 billion of assets under management at December 31, 1996. StocksPLUS represents a proprietary technique developed by Pacific Investment Management that combines the active management of stock index futures (to provide a proxy for equity market returns) with active management of a short-term fixed income portfolio using much of the same analytics as is used by Pacific Investment Management in its fixed income portfolios.

        INTERNATIONAL AND OTHER PORTFOLIOS. Pacific Investment Management, as investment advisor to a series of offshore funds and individual clients, provides fixed income investment advice to non-U.S. investors. Assets under management for these offshore funds totaled $476 million and $130 million at December 31, 1996 and December 31, 1995, respectively. Pacific Investment Management also serves as subadvisor for a series of term trusts investing in mortgage related securities that are marketed to Japanese investors. These trusts had assets of $1.4 billion and $2.1 billion at December 31, 1996 and December 31, 1995, respectively. Pacific Investment Management also serves as subadvisor for nine families of U.S. mutual funds sponsored by other mutual fund complexes. Total assets under management for these nonaffiliated funds at December 31, 1996 and December 31, 1995 were $3.5 billion and $3.1 billion, respectively.

  Set forth below is a table showing Pacific Investment Management's assets under management and the number of portfolios at the dates indicated:

                                                        ASSETS UNDER MANAGEMENT ($ in millions)(1)
                                                                 AT DECEMBER 31,
                                                     -----------------------------------------------
                                                         1996              1995             1994
                                                     -------------   --------------   --------------
                                                     No.    Amount   No.     Amount   No.    Amount
                                                     ---   -------   ---    -------   ---    -------
Fixed Income Portfolios:
  Total Return Portfolios                            182   $51,078   162    $45,075   153    $34,681
  Low Duration Portfolios                             30     5,829    30      5,365    25      4,253
  Other Duration Specific or
    Sector Specific Portfolios:
             Duration/Specific                        17     9,514    10      7,719    11      3,506
             GIC Alternatives                         21     2,918    13      1,968    12      1,634
             Mortgages                                15     3,545    19      4,514    25      4,649
             Global/Non-U.S.                          17     3,096     9      1,670     8      1,680
             Other                                    11     3,318    14      2,359    10      1,750
                                                     ---   -------   ---    -------   ---    -------
             Total                                   293    79,298   257     68,670   244     52,153
                                                     ---   -------   ---    -------   ---    -------
  Equity/Related Portfolios:
    StocksPLUS                                        20     8,838    20      7,591    17      4,636
    Other                                              1        11     4        110     4         94
                                                     ---   -------   ---    -------   ---    -------
             Total                                    21     8,849    24      7,701    21      4,730
                                                     ---   -------   ---    -------   ---    -------
  TOTAL ASSETS UNDER MANAGEMENT                      314   $88,147   281    $76,371   265    $56,883
                                                     ===   =======   ===    =======   ===    =======

_______________
(1) Includes the managed assets of PIMCO Funds.

    Performance-Based Fees. Pacific Investment Management's fee schedules are typically computed as a percentage of assets under management. Pacific Investment Management's StocksPLUS product, which accounted for $8.8 billion of assets under management at December 31, 1996, generally is subject to a performance-based fee schedule in which underperformance relative to the S&P 500 index over a particular time period results in no fees being paid by clients and superior performance results in incentive fees that are not subject to a cap. The StocksPLUS fee arrangement can materially affect Pacific Investment Management's total revenues from period to period.

  In addition to the StocksPLUS accounts, several large fixed income accounts also have performance-based fee arrangements. For these accounts, Pacific Investment Management must outperform a specified fixed income benchmark over a particular time period in order to receive a performance-based fee, but generally is entitled to a base fee determined with reference to the value of assets under management. Such arrangements can make Pacific Investment Management's revenues volatile, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management.

  Employees. Pacific Investment Management's 13 Managing Directors have an average of 18 years of industry experience. Of the 13 Managing Directors, three (William H. Gross, William F. Podlich, III and James F. Muzzy) have been associated with Pacific Investment Management since its founding and the other ten have been with Pacific Investment Management for an average of 11 years. At December 31, 1996, the firm-wide staff of 284 included 48 investment professionals, of whom 17 are Chartered Financial Analysts. Pacific Investment Management's portfolio managers, including the fixed income staff (18 professionals) and equity staff (3 professionals), are responsible for research and trading. Account managers (29 professionals) are primarily responsible for client relationship management and/or marketing.

COLUMBUS CIRCLE INVESTORS (CCI)

  General. Columbus Circle Investors, based in Stamford, Connecticut and established in 1975, manages discretionary accounts for entities such as corporate, government and union pension and profit sharing plans, foundations and educational institutions, as well as accounts for "high net worth" individuals. In addition, CCI has a private collective investment program for accredited investors. As of December 31, 1996, assets under management by CCI, exclusive of the approximately $5.2 billion of assets of the PIMCO MMS Funds (defined below) and the Cash Accumulation Trust under CCI management, were approximately $9.0 billion for 149 clients.

  CCI's principal equity product consists of its "core" portfolios, which accounted for approximately $8.0 billion (or 56%) of its assets under management at December 31, 1996. CCI uses its "positive momentum & positive surprise" style for these portfolios, which principally consist of "large cap" U.S. equity securities. CCI also applies its "positive momentum & positive surprise" style to manage "small cap" portfolios aggregating approximately $2.9 billion (or 20%) of its assets under management at December 31, 1996; "mid cap" portfolios aggregating approximately $1.6 billion (or 11%) of its assets under management at December 31, 1996; and "equity income" portfolios aggregating approximately $312 million (or 2%) of its assets under management at December 31, 1996. CCI also manages several relatively small fixed income, balanced and specialized equity portfolios.

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

   Seven of the equity portfolios within the PIMCO Funds (plus the Tax Exempt
Fund) currently are managed by the same individuals who manage CCI's individual and institutional private accounts. Accordingly, the CCI investment philosophy and techniques described above are also applied to such equity and fixed income funds. CCI's policy is to accept only new accounts of $10 million or more (except in its accredited investors program). In 1995, CCI formed Columbus Circle Trust Company, a limited purpose Connecticut trust company, which enables CCI to provide trust and investment advisory services to smaller accounts.

  Employees.  Two of CCI's nine Managing Directors, Irwin F. Smith and Donald
A. Chiboucas, have been with CCI since its founding in 1975. Mr. Smith also served as Chairman and Chief Executive Officer of the Partnership from March 1993 until the Consolidation. At December 31, 1996, CCI had 91 employees, of whom 35 were investment professionals.

CADENCE CAPITAL MANAGEMENT (CADENCE)

  General. Cadence Capital Management, based in Boston, Massachusetts and established in 1988, specializes in disciplined, growth-oriented management of equity securities. At December 31, 1996, Cadence had $3.2 billion of assets under management, managed separate account portfolios for 61 clients and subadvised six portfolios within the PIMCO Funds.

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

  Cadence's investment strategy involves the application of a proprietary investment management process to different universes of equity securities which are usually differentiated by market capitalization into four categories: large cap (the top 1,000 market cap issues), mid cap (market cap of over $500 million excluding the largest 250 issues), small cap ($50 million to $1 billion) and micro cap (up to $100 million). Through this strategy, Cadence is able to differentiate its investment products while remaining focused on a single investment style.

  Employees. Cadence's four Managing Directors include David B. Breed, a founder of the firm; William Bannick, who joined Cadence in October 1992; Katherine A. Burdon, who joined Cadence in December 1992 and was promoted to Managing Director in May 1995; and Eric M. Wetlaufer, who joined Cadence in December 1991 and was also promoted to Managing Director in May 1995. Mr. Breed is the Chief Executive Officer of Cadence and is responsible for the original development and ongoing maintenance of the investment process. Mr. Bannick is responsible for investment management and client service. Ms. Burdon is a portfolio manager/analyst with client services responsibilities and research responsibilities in healthcare, telecommunications, and broadcast media. Mr. Wetlaufer is also a portfolio manager/analyst with client service responsibilities and research responsibilities in basic materials and capital goods. Cadence had a total of 26 employees at December 31, 1996, including seven portfolio managers in addition to Mr. Breed.

OTHER INVESTMENT MANAGEMENT FIRMS

  Parametric Portfolio Associates (Parametric). Parametric, based in Seattle, Washington and established in 1987, specializes in the management of broadly diversified domestic and international equity strategies for tax-exempt and taxable clients. The firm offers active and indexed strategies which are structured to meet client specific risk and return objectives. Active portfolios seek superior returns relative to an assigned benchmark within a risk controlled framework, while indexed portfolios are constructed to closely track an appropriate index. In addition, Parametric manages tax efficient separate account strategies for a growing clientele of taxable investors.

  Parametric uses quantitative techniques in portfolio construction and management. The active portfolios are designed to maintain economic sector allocations similar to the benchmark. Security selection is based on a ranking system which evaluates each stock's exposure to valuation, earnings and momentum factors. Portfolios are optimized to achieve a diversified group of securities which have exposure to factors associated with superior return and risk characteristics.

  Parametric manages a wide variety of index funds which extend to both large and small capitalizations and across value and growth styles. The international assignments include allocations to developed countries and emerging markets.

  At December 31, 1996, Parametric had assets under management of $2 billion, managed separate accounts for 20 clients, and served as subadvisor for one portfolio within the PIMCO Funds and seven portfolios for several unaffiliated families of funds.

  NFJ Investment Group (NFJ). NFJ, based in Dallas, Texas and established in 1989, is a disciplined, value-oriented manager of equity securities.
NFJ's specialty is investing in a combination of low P/E stocks with high dividends selected through a proprietary screening model. NFJ's business strategy involves targeting the U.S. pension and mutual fund markets with specific attention to the pension consultants which dominate the pension market. NFJ believes that its value niche and conservative investment style is attractive to prospective clients because it naturally complements the styles of other growth or core equity managers. NFJ has developed a structured process with a systematic buy/sell discipline based on fundamental research and computer modeling. NFJ's investment philosophy is based on research showing that portfolios with a combination of low P/E stocks and high dividends consistently outperform market indices. The low P/E bias is based on the belief that "out of favor" stocks are not normally subjected to significant negative earnings surprises because their low P/E ratios already incorporate the market's negative expectations. The high dividend component offers an "income cushion" to protect returns when market conditions are unfavorable. At December 31, 1996, NFJ had assets under management of $1.7 billion, managed separate account portfolios for 25 clients and also served as manager for four portfolios within the PIMCO Funds and four unaffiliated families of funds.

  Blairlogie Capital Management (Blairlogie). Blairlogie, based in Edinburgh, Scotland and founded in late 1992, specializes in international equity investments. Blairlogie provides an international investment product that combines country selection strategies with the systematic application of an investment process more typically used by U.S. investment firms. Blairlogie focuses its marketing efforts in the U.S. and seeks to capitalize on increased demand for international investment products by U.S. pension funds and retail-oriented U.S. mutual funds. Blairlogie's investment strategy involves the application of fundamental valuation criteria to country allocations and then to stock selection in order to enhance client returns over time, while seeking a relatively low level of overall portfolio risk. Blairlogie's future business strategy may also include the development of investment management relationships in the United Kingdom and other parts of Europe. At December 31, 1996, Blairlogie had assets under management of $673 million in the managed separate account portfolios for three clients and served as manager for three portfolios within PIMCO Funds and served as subadvisor to one affiliated and two unaffiliated families of funds.

PARTNERSHIP MUTUAL FUNDS

  PIMCO Advisors, together with the Investment Management Firms, sponsors and manages mutual funds for both institutional and retail investors.

  PIMCO Funds. In January 1997, the Partnership restructured its proprietary mutual funds into a single fund family called "PIMCO Funds" which is comprised of two series: (i) PIMCO Funds: Pacific Investment Management Series ("PIMCO Funds PIMS Series"), 20 funds advised by Pacific Investment Management, and (ii) PIMCO Funds: Multi-Manager Series ("PIMCO Funds MMS Series"), 21 funds advised by the Partnership and subadvised by the Investment Management Firms and one independent subadvisor. The PIMCO Funds PIMS Series are primarily fixed income funds and the PIMCO Funds MMS Series are primarily equity funds. All PIMCO Funds are offered in up to five different share classes: institutional and administrative share classes for institutional investors and, for retail investors, Class A shares (which are "front end" load), Class B shares (which are "back-end load"), and Class C shares (which are "level load"). The PIMCO Funds now feature a "unified fee" structure which has specified advisory and administrative fees per fund. As a result, the Partnership and Pacific Investment Management (and not the PIMCO Funds) bear the risk of increases in service costs (including of third-party service providers such as transfer agents) and will directly benefit from decreases in those costs.

  Marketing and Distribution. PFD, a wholly-owned subsidiary of the Partnership, is the distributor for the PIMCO Funds. The Partnership uses PFD to distribute the retail share classes of PIMCO Funds through a large, diversified network of unaffiliated retail broker-dealers, including many leading full-service broker-dealers. Since October 1990, PFD has entered into selling agreements with over 700 broker-dealers and banks. The sales and marketing personnel develop and support sales and marketing strategies between the Partnership and the different retail broker-dealers. Additionally, the relationships fostered by this group allow PFD's wholesalers to have access to the branch offices and sales representatives of the retail broker-dealers. At December 31, 1996, PIMCO Funds had approximately $24.5 billion of assets under management of which approximately $18.3 billion were in PIMCO Funds PIMS Series and approximately $6.2 billion were in PIMCO Funds MMS Series.

REGULATION

  Virtually all aspects of the investment management business of the Partnership are subject to various federal and state laws and regulations. The Partnership and its Investment Management Firms are registered with the Securities and Exchange Commission (the "Commission") under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and are registered under numerous state securities laws. The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary, recordkeeping, operational and disclosure obligations. Blairlogie is also a member of the Investment Management Regulatory Organization in the United Kingdom. Pacific Investment Management and Parametric are registered with the Commodity Futures Trading Commission as Commodity Trading Advisors and are members of the National Futures Association. Pacific Investment Management and its subsidiary, StocksPLUS Management, Inc., are also registered as Commodity Pool Operators.

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

  PFD is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and is subject to regulation by the Commission, the National Association of Securities Dealers, Inc. and other federal and state agencies. As a registered broker-dealer, it is subject to the Commission's net capital rule and certain state securities laws designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, these rules limit the ability of PFD's parent to make withdrawals of capital and receive dividends. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

COMPETITION

  The investment management business is highly competitive. The Partnership and its Investment Management Firms compete with a large number of other domestic and foreign investment management firms, commercial banks, insurance companies, broker-dealers and other financial services providers. Some of the financial services companies with which the firms compete have greater resources, assets under management and administration than the Partnership and the Investment Management Firms and offer a broader array of investment products and services.

  The Partnership believes that the most important factors affecting its success are the abilities, performance records and reputations of its investment managers, and the development of new investment and marketing strategies. The relative importance of these factors varies depending on the type of investment management service involved. Client service is also an important competitive factor. The Partnership's ability to increase and retain client assets could be adversely affected if client accounts underperform the market or if key investment managers leave the firms. The ability of the Partnership and the Investment Management Firms to compete with other investment management firms is also dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. There are relatively few barriers to entry by new investment management firms in the institutional managed accounts business, which increases competitive pressure.

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

  As a result of these priority distributions on Class A LP Units, and because members of the Partnership's Operating and Equity Boards (which determine the amounts to be distributed to Unitholders) have an economic interest in a substantial number of Class B LP Units, there is a risk that the Partnership may distribute cash that could otherwise be profitably reinvested in the Partnership's business. Also, until December 31, 1997, there is a risk that the Operating and Equity Boards could cause the Partnership in certain circumstances to defer or forego the possibility of making an acquisition of a business venture in the best interests of the Partnership through the issuance of additional Class A LP Units because such an acquisition could result in a diminution in distributions paid to the holders of the Class B LP Units.

DERIVATIVES

  The use of derivatives by investors has received national attention in recent years because of losses suffered on investments in derivatives. While other Investment Management Firms have used derivatives, Pacific Investment Management has used derivatives since 1980 in various ways, principally to manage portfolio risk and exploit market inefficiencies. Its use of derivatives has generally been confined to futures, options and mainstream mortgage derivatives (such as collateralized mortgage obligations); however, Pacific Investment Management has at times also held positions in client portfolios in interest-only and principal-only strips (IOs and POs) and, occasionally, structured notes and swaps.

RELIANCE ON KEY PERSONNEL AND PROFIT-SHARING PAYMENTS

  The ability of the Partnership and the Investment Management Firms to attract and retain clients is dependent to a large extent on their ability to attract and retain key employees, including skilled portfolio managers. Certain of these employees are responsible for significant client relationships. In particular, the Partnership depends, to a significant extent, on the services of William H. Gross of Pacific Investment Management, Irwin F. Smith and Donald A. Chiboucas of CCI, and David B. Breed of Cadence. Mr. Gross is one of the best known fixed income portfolio managers in the United States, and the loss of his services could have a material adverse effect on the Partnership. In order to help retain these and other key personnel, each of the six Investment Management Firms has a policy of reserving a substantial percentage of its adjusted net book income for profit-sharing payments (45% in the case of Pacific Investment Management and CCI and in the case of the other Investment Management Firms, 15% of the first $3 million of such income, 25% of the next $2 million of such income, 40% of the next $5 million of such income and 45% of such income in excess of $10 million). These profit-sharing payments significantly reduce the amount of the Investment Management Firms' profits that is distributed to the Partnership and becomes available for distribution to unitholders. There can be no assurance that key personnel will be retained.

FACTORS AFFECTING FEE REVENUES

  General Considerations. Investment management agreements between Investment Management Firms and their clients typically provide for fees based on a percentage of the assets under management, determined at least quarterly and valued at current market levels. The percentage of the fee applicable to a particular classification of assets under management is a function of several factors. For example, investments or strategies which have a higher degree of risk and uncertainty command a higher percentage fee. Therefore, significant fluctuations in securities prices or in the investment patterns of clients that result in shifts in assets under management can have a material effect on the Partnership's consolidated revenues and profitability. Such fluctuations in asset valuations and client investment patterns may be affected by overall economic conditions and other factors influencing the capital markets and the net sales of mutual fund shares generally, including interest rate fluctuations.

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

  Reliance on Performance-Based Fees. Approximately 7.0% and 5.9% of the Partnership's revenues for the year ended December 31, 1996 and December 31, 1995, respectively, were derived from performance-based fees. Most of these revenues are attributable to Pacific Investment Management's operations. To earn a performance-based fee with respect to an account, the relevant Investment Management Firm must generally outperform a specific benchmark over a particular period. Performance-based fee arrangements make revenues more volatile, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management. Pacific Investment Management's StocksPLUS product, which accounted for $8.8 billion of assets under management at December 31, 1996, is subject to a performance-based fee schedule in which under-performance relative to the S&P 500 over a particular time period results in no fees being paid by clients, while superior performance results in incentive fees that are not subject to a cap. In addition to the StocksPLUS accounts, several large fixed income accounts aggregating approximately $10.9 billion at December 31, 1996, also have performance-based fee arrangements. Pacific Investment Management's performance-based fee arrangements, including the StocksPLUS fee arrangement, can materially affect Pacific Investment Management's revenues, and thus those of the Partnership, from period to period. For example, Pacific Investment Management's failure to exceed certain benchmarks during 1994 resulted in performance-based fees of $9.2 million, compared to $18.6 million for 1995.


ITEM 2.  PROPERTIES

  The Partnership's principal offices are currently located at 800 Newport Center Drive, Newport Beach, California where it occupies approximately 10,460 square feet of space under a lease expiring in 2002 and at 2187 Atlantic Street, Stamford, Connecticut where it and PFD occupy approximately 17,200 square feet of space under a sub-lease expiring in 2002. Pacific Investment Management's principal offices are currently located at 840 Newport Center Drive and 5 Civic Plaza, Newport Beach, California where it occupies approximately 106,000 square feet of space under leases expiring in 1998. CCI's principal office is currently located at 1 Station Place, Stamford, Connecticut, where it occupies approximately 31,000 square feet of space under a lease expiring in 1999. Each location is a modern office building and the demised space is adequate for the Partnership's current operations, but more space may be necessary should the Partnership's business expand.


ITEM 3.  LEGAL PROCEEDINGS

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Partnership Agreement provides for the issuance of three types of units:
Class A LP Units, Class B LP Units, and GP Units. Class A LP Units have a priority right to distributions over Class B LP Units, as described below. Except for their subordinated right to distributions and their potential to be further subordinated to other units issued by PIMCO Advisors, the Class B LP Units are identical to the Class A LP Units, including with respect to voting rights (although the Class B LP Units vote as a class with respect to proposed amendments to Partnership Agreement that affect only Class B LP Units). GP Units have distribution rights identical to the Class A LP Units, but are held by the general partner who has unlimited liability for the obligations of the Partnership and has the right to manage and control the Partnership. Holders of the Class A LP Units and Class B LP Units do not have the right to vote with respect to the management and control of the Partnership.

  The Class A LP Units are listed on the New York Stock Exchange (the "NYSE") under the symbol "PA." The GP Units and Class B LP Units are not publicly traded. The following table sets forth, for the periods indicated, the high and low trading prices for each Class A LP Unit as reported on the NYSE and the total cash distributions paid per Class A LP Unit, GP Unit and Class B LP Unit.

                                                         Class A LP
                                   Trading Prices       and GP Units      Class B Units
                                    Class A Units      --------------     -------------
                                  -----------------      Total Cash        Total Cash
                                  High      Low        Distributions      Distributions
                                  ----      ---        -------------      -------------
1995
First Quarter                     $18-1/4   $16-7/8      $0.239             $0.077
Second Quarter                     20-5/8    17-3/8       0.470              0.138
Third Quarter                      21-1/4    19           0.470              0.199
Fourth Quarter                     21-1/4    19-5/8       0.470              0.259
                                                       -------------      -------------
                  Total                                  $1.649             $0.673
                                                       =============      =============
1996
First Quarter                     $23-5/8   $20-1/2      $0.470             $0.444
Second Quarter                     22-1/4    20-1/8       0.470              0.318
Third Quarter                      22-7/8    20           0.470              0.447
Fourth Quarter                     23-7/8    21-3/4       0.470              0.449
                                                       -------------      -------------
                  Total                                  $1.880             $1.658
                                                       =============      =============

  On March 24, 1997, the closing price of the Partnership's Class A LP Units as reported on the NYSE was $22.50 per unit. On March 24, 1997, there were approximately 660 holders of record of the Partnership's Class A LP Units and approximately 22 holders of record of the Partnership's Class B LP Units.

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

  After December 31, 1997, or earlier upon the occurrence of an Adverse Tax Event, as defined in the Partnership Agreement, the priority distributions will cease, distributions thereafter will be made on a pro rata basis among all units then outstanding and any remaining cumulative shortfalls in the quarterly priority amounts will not be carried over. If, immediately prior to that time, the Class B LP Unit distribution were less than the Class A LP Unit distribution, upon termination of the subordination feature of the Class B LP Units, distributions to holders of Class A LP Units would decrease. Although not currently anticipated, a change in current law or the addition of a substantial new line of business may result in the occurrence of an Adverse Tax Event. If a Restructuring occurs prior to December 31, 1997, the general partner will make
(i) a final quarterly distribution for the quarter preceding the Restructuring in the priorities stated above and (ii) a cash distribution in an amount which the general partner, in its good faith discretion, determines will not be required for expenses, for capital expenditures, as reserves or otherwise in the business of the ongoing restructured entity in the priorities stated above. If an Adverse Tax Event has not occurred prior to the Restructuring, the first-priority distributions to the holders of Class A LP Units and GP Units will continue until the earlier of December 31, 1997 or the occurrence of an Adverse Tax Event.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA OF PIMCO ADVISORS

The following table sets forth summary financial data of PIMCO Advisors for each of the five years ended December 31, 1996. PIMCO Advisors and subsidiaries was formed on November 15, 1994, when PFAMCo merged certain of its investment management businesses and substantially all of its assets (the "PFAMCo Group") into Thomson Advisory Group L.P. ("TAG") (the "Consolidation"). Under generally accepted accounting principles, the Consolidation is accounted for as an acquisition of TAG by PFAMCo Group, even though the legal form was the reverse. Therefore, the historical financial statements include the operations of PFAMCo Group, in its corporate form, prior to the Consolidation and the combined results of PIMCO Advisors, in its partnership form, for the period since the Consolidation. This information should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations of PIMCO Advisors."

SELECTED FINANCIAL DATA

                                         FOR THE YEARS ENDED DECEMBER 31,
STATEMENTS OF OPERATIONS DATA:      1996    1995     1994     1993     1992
---------------------------------------------------------------------------------
                                  (Amounts in thousands, except per unit amounts)
Total revenues                    $392,024  $323,014 $180,263 $165,856 $120,155
Operating expenses                 261,978   215,271  145,220  131,447   93,011
Amortization of intangibles,
 options and restricted units       41,171    42,723    6,202       -        -
---------------------------------------------------------------------------------
Operating income                    88,875    65,020   28,841   34,409   27,144
Other income, net                    3,454     3,964    1,083      864    1,115
---------------------------------------------------------------------------------
Income before income tax expense    92,329    68,984   29,924   35,273   28,259
Income tax expense                   1,201       517   10,669   15,556   11,405
---------------------------------------------------------------------------------
Net income                        $ 91,128  $ 68,467 $ 19,255 $ 19,717 $ 16,854
=================================================================================
Net income allocated to:
   General Partner and Class A
     Limited Partner units        $ 52,916  $ 46,655 $  4,976
   Class B Limited
     Partner units                  38,212    21,812    1,128
   Pre-Consolidation                    -         -    13,151
---------------------------------------------------------------------------------
Total                             $ 91,128  $ 68,467 $ 19,255
=================================================================================

NET INCOME PER UNIT (1):
---------------------------------------------------------------------------------
General Partner and Class A
   Limited Partner units          $   1.29  $   1.16 $   0.12
Class B Limited
  Partner units                   $   1.05  $   0.59 $   0.03

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING (POST-CONSOLIDATION):
---------------------------------------------------------------------------------
Units outstanding:
General Partner                        800       800      800
Class A Limited
   Partner                          40,135    40,108   40,018
Class B Limited
   Partner                          32,961    32,961   32,961
---------------------------------------------------------------------------------
Total                               73,896    73,869   73,779
Weighted average effect of
 unit options                        3,119     1,684      984
---------------------------------------------------------------------------------
Total                               77,015    75,553   74,763
=================================================================================
DIVIDENDS/DISTRIBUTIONS           $131,604  $ 89,613 $ 24,384   $22,158  $ 12,950
=================================================================================

SELECTED FINANCIAL DATA
(Continued)

                                                FOR THE YEARS ENDED DECEMBER 31,
FINANCIAL CONDITION AT END OF PERIOD:       1996      1995     1994      1993     1992
---------------------------------------------------------------------------------------
                                                    (Amounts in thousands)
Total assets (2)                         $358,500  $369,592  $379,708 $ 70,388 $ 43,189

Total liabilities                          62,257    38,035    34,179   44,567   17,686

Total Stockholder's Equity                    --        --        --    25,821   25,503

Total Partners' Capital                   296,243   331,557   345,529      --       --


OTHER STATISTICS:
---------------------------------------------------------------------------------------
Assets under management (in millions)    $110,022  $ 95,182  $ 72,175 $ 57,182 $ 43,737

Operating Profit Available
  for Distribution (1)                    132,314   111,205    12,306      --       --

Cash flows provided by
  operating activities                    140,446    86,921    25,852   23,620    9,309

Cash flows provided by
 (used in) investing activities            (2,446)  (17,771)   22,401     (436)  (1,149)

Cash flows used in
 financing activities                    (131,604)  (89,238)   (2,549) (14,900) (15,800)


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PIMCO ADVISORS

GENERAL

     PIMCO Advisors L.P. ("PIMCO Advisors") and subsidiaries was formed on November 15, 1994 when Pacific Financial Asset Management Corporation ("PFAMCo") merged (the "Consolidation") PFAMCo Group into Thomson Advisory Group L.P. ("TAG"). PFAMCo Group comprised the operations of PFAMCo, an indirect wholly-owned subsidiary of Pacific Mutual Life Insurance Company ("Pacific Mutual"), and certain of its wholly-owned investment management subsidiaries. The businesses of PFAMCo Group contributed to PIMCO Advisors were then contributed to newly-formed subsidiaries of PIMCO Advisors. These businesses, as well as TAG's former division of Columbus Circle Investors ("CCI"), are as follows:

     PACIFIC INVESTMENT MANAGEMENT COMPANY ("Pacific Investment Management"), and its wholly-owned subsidiary, StocksPLUS Management, Inc.
     ("StocksPLUS"), managing primarily fixed income, with approximately $88.1 billion in assets under management;

     CCI and its wholly-owned subsidiary, Columbus Circle Trust Company ("CCTC"), managing primarily equities, with approximately $14.2 billion in assets under management;

     CADENCE CAPITAL MANAGEMENT ("Cadence"), managing equities, with approximately $3.2 billion in assets under management;

     PARAMETRIC PORTFOLIO ASSOCIATES ("Parametric"), managing equities, with approximately $2.0 billion in assets under management;

     NFJ INVESTMENT GROUP ("NFJ"), managing equities, with approximately $1.7 billion in assets under management; and,

     BLAIRLOGIE CAPITAL MANAGEMENT ("Blairlogie), managing equities, with approximately $675 million in assets under management.

     Each subsidiary is a registered investment advisor and collectively they provide a broad array of investment management and advisory services for clients using distinctive investment styles.

     In addition to the investment management subsidiaries, PIMCO Advisors operates a wholly-owned distributor, PIMCO Funds Distribution Company ("PFD") and sponsors the PIMCO Funds Mutual Fund complex which resulted from a January 1997 combination of two mutual fund families: PIMCO Funds (funds for institutional and 401(k)/defined contribution investors) and PIMCO Advisors Funds (retail funds and the Cash Accumulation Trust).

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

PRO FORMA FINANCIAL INFORMATION

     The following table summarizes the unaudited condensed pro forma results of operations of PIMCO Advisors as if the Consolidation discussed above had occurred on January 1, 1993. The pro forma operating results give effect to:
     (i)   the Consolidation of PFAMCo Group and TAG;
     (ii)  the amendment of existing options under TAG's 1993 Unit Option
           Plan;
     (iii) the adoption of the Class B Limited Partnership Unit Option Plan;
     (iv) the contribution of PFD to PIMCO Advisors in exchange for Class A Limited Partner Units; and
     (v) certain transactions effected by PFAMCo Group and TAG in connection with the Consolidation, primarily related to intangible amortization and profit sharing.


                                                         Year Ended December 31,
                                                 1996           1995           1994
                                                 ----           ----           ----
                                               (Actual)       (Actual)      (Pro Forma)
                                             ---------------------------------------------
                                            (Amounts in millions, except per unit amounts)
  REVENUES
  Investment Advisory                          $338.3          $281.6          $231.5
  PFD                                            53.7            41.4            37.6
                                               ------          ------          ------
                                                392.0           323.0           269.1
                                               ------          ------          ------
  EXPENSES
  Compensation and Benefits                     173.5           149.1           119.7
  Commissions                                    37.7            28.7            23.1
  Marketing and Promotional                      11.0             9.1            11.4
  Occupancy and Equipment                         9.2             8.7             6.7
  General and Administrative                     17.6            11.4             7.4
  Insurance                                       2.6             2.8             1.8
  Professional Fees                               5.5             3.2             3.4
  Amortization of intangibles,
     options and restricted units                41.2            42.7            40.7
  Other (income) expense (net)                    2.6            (1.2)            0.2
                                               ------          ------          ------
                                                300.9           254.5           214.4
                                               ------          ------          ------
  NET INCOME                                   $ 91.1          $ 68.5          $ 54.7
                                               ======          ======          ======
  Net Income per General Partner ("GP")
      and Class A Limited Partner unit         $ 1.29          $ 1.16          $ 1.08
                                               ======          ======          ======
  Net Income per Class B Limited Partner unit  $ 1.05          $ 0.59          $ 0.28
                                               ======          ======          ======

Revenues by operating entity were as follows:

  Pacific Investment Management                $222.3          $180.9          $142.9
  CCI                                            63.7            53.0            45.1
  Cadence                                        17.9            14.6            12.1
  Parametric                                      3.5             3.8             4.5
  NFJ                                             7.3             5.9             5.0
  PFD                                            53.7            41.4            37.6
  Other (1)                                      23.6            23.4            21.9
                                               ------          ------          ------
  Consolidated PIMCO Advisors                  $392.0          $323.0          $269.1
                                               ======          ======          ======

(1) Includes PIMCO Advisors Institutional Services (formerly PFAMCo) and Mutual Funds divisions and Blairlogie.

The pro forma information for 1994, given above, is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the period presented.

RESULTS OF OPERATIONS - GENERAL COMMENTARY

     PIMCO Advisors derives substantially all its revenues and net income from advisory fees for investment management services provided through its investment management subsidiaries to its institutional and individual clients, and advisory, distribution and servicing fees for services provided to the PIMCO Funds.

     Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client, and monthly in arrears to the PIMCO Funds. Revenues are determined in large part based upon the level of assets under management, which itself is dependent upon factors including market conditions, client decisions to add or withdraw assets from PIMCO Advisors management, and PIMCO Advisors ability to attract new clients. In addition, PIMCO Advisors has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. These fees accrue on a quarterly or annual basis, depending upon the specific investment advisory contract. Quarterly fees generally are calculated based upon a rolling twelve-month performance result. Annual fees are predominantly weighted towards second and fourth quarter billings. As a result, there is a seasonality to the recognition of such fees. Such performance based fees can have a significant effect on revenues, but also provide an opportunity to earn higher fees (as well as lower fees) than could be obtained under fee arrangements based solely on a percentage of assets under management.

     Intangible assets of approximately $284.9 million created by the Consolidation represent the excess of the purchase price over the fair value of net tangible assets of TAG deemed acquired by PFAMCo Group. Approximately $80.7 million of the intangible assets represents the value assigned to PIMCO Advisors master limited partnership ("MLP") structure. Under current tax law, an MLP is exempt from federal and most state and local income taxes through December 31, 1997. The value attributed to the MLP structure is being amortized through the period ended December 31, 1997. The remainder is being amortized over its estimated life of 20 years.

     Net income per unit is computed under the two-class method which allocates net income to Class A and Class B Limited Partner Units in proportion to the Operating Profit Available for Distribution for each class. Operating Profit Available for Distribution is defined by PIMCO Advisors partnership agreement and is computed as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans, and losses of any subsidiary which is not a flow-through entity for tax purposes. Class A Limited Partner and GP units are entitled to a priority distribution of $1.88 per unit per year until December 31, 1997. Because of this, the amount of Operating Profit Available for Distribution allocated to such units is currently greater than the amount allocated to Class B Limited Partner Units. As a result, the net income allocated per Class A Limited Partner and GP Units is currently greater than the net income allocated per Class B Limited Partner Units. Due to the priority distribution, any dilution to net income per unit from the assumed exercise of unit options is currently applied entirely to Class B Limited Partner Units.

     Actual unit distributions in 1996 were $1.88 for the GP and Class A Limited Partner Units and $1.658 for the Class B Limited Partner Units. These amounts reflect Operating Profit Available for Distribution for the fourth quarter of 1995 and the first three quarters of 1996, as such distributions are made in arrears. Actual unit distributions in 1995 were $1.649 for the GP and Class A Limited Partner Units and were $0.673 for the Class B Limited Partner Units. These amounts reflect Operating Profit Available for Distribution for the 46 day period from the date of Consolidation through December 31, 1994, and Operating Profit Available for Distribution for the first three quarters of 1995.

RESULTS OF OPERATIONS - PRO FORMA AND ACTUAL FINANCIAL INFORMATION

Year Ended December 31, 1996 Actual Compared to Year Ended December 31, 1995 Actual

     PIMCO Advisors consolidated actual 1996 revenues, including those of its wholly-owned distributor, PFD, were $392.0 million, compared to revenues of $323.0 million in 1995. Advisory revenues in this comparison increased $56.7 million to $338.3 million in 1996. PFD's revenues increased $12.3 million to $53.7 million in 1996. Revenue increases resulted from the commitment of new assets primarily by institutional clients and increases in the market value of existing assets under management. These increases were further enhanced by an increase in performance based fees, which amounted to $22.5 million in 1996 as compared to $19.1 million in 1995. The increase in performance based fees occurred principally in fixed income portfolio products seeking to outperform relative benchmarks.

     Compensation and benefit expenses in 1996 of $173.5 million were $24.4 million higher than 1995, reflecting additional staffing at virtually all subsidiaries, and increased profit sharing at the investment management firms due to improved profitability. The total number of employees increased 5.0% from 521 as of December 31, 1995 to 547 as of December 31, 1996.

     Commission expenses increased by $9.0 million or 31.3% in 1996 as compared with 1995. Commission expenses are incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds. Therefore, at any given time, trail and service fee commissions will be paid on only the mutual fund assets that qualify for such payments. In 1996, trail and service fee commissions increased to $30.3 million, an increase of $6.1 million or 25.2%, compared to 1995. This increase is related to an increase in the underlying qualifying assets. Up-front commissions increased from $4.5 million in 1995 to $7.4 million in 1996, an increase of $2.9 million or 64.4%. This is a result of increases in total sales volume and the mix of share classes sold.

     Marketing and promotional costs increased $1.9 million or 20.9% in 1996 compared to 1995. This increase occurred at most entities, but primarily at PFD and Pacific Investment Management. At PFD, increased mutual fund share sales correlate to the increase. At Pacific Investment Management, increased travel costs comprise the majority of the increase.

     Occupancy and equipment costs increased $.5 million or 5.7% in 1996 compared to 1995. The increase relates to increased depreciation of equipment and inflationary facilities cost increases at all entities.

     General and administrative costs increased $6.2 million or 54.4% in 1996 compared to 1995. Pacific Investment Management converted its institutional fund family to a fixed administrative fee basis in October 1995 resulting in increases to this cost category for expenses previously borne directly by the funds. There is a corresponding increase in revenues related to this conversion. These incremental costs account for approximately $6.0 million of the increase.

     Insurance costs decreased $.2 million or 7.1% in 1996 compared to 1995. This decrease relates principally to PIMCO Advisors decreased cost of coverage for general partner liability insurance coverage. Offsetting this decline, partially, were slight increases due to increased assets under management, and related activities at the Investment Management Firms.

     Professional fees increased $2.3 million or 71.9% in 1996 compared to 1995. This increase resulted primarily from the costs associated with the restructuring of the three mutual fund "families" in December of 1996.

     Other (income) expense, net, includes such items as consulting costs, reimbursement agreements and income taxes, offset by other income, and reflects a net increase of $3.8 million in 1996 compared to 1995. This increase is comprised principally of decreased investment income and lower levels of reimbursement under agreements with Pacific Mutual that became effective in November 1994.

     Amortization of intangibles, options and restricted units decreased $1.5 million principally due to the accelerated vesting in 1995 of outstanding options and restricted units for certain employees terminating during 1995.

Year Ended December 31, 1995 Actual Compared to Year Ended December 31, 1994 Pro Forma

     PIMCO Advisors consolidated actual 1995 revenues, including those of its wholly-owned distributor, PFD, were $323.0 million, compared to pro forma revenues of $269.1 million in 1994. Advisory revenues in this comparison increased $50.1 million to $281.6 million in 1995. PFD's revenues increased $3.8 million to $41.4 million in 1995. Revenue increases resulted from the commitment of new assets by institutional clients and increases in the market value of existing assets under management. These increases were further enhanced by an increase in performance based fees, which amounted to $19.1 million in 1995 as compared to $9.2 million in 1994. The increase in performance based fees occurred principally in a product line that seeks to outperform the S&P 500 Index.

     Compensation and benefit expenses in 1995 of $149.1 million were $29.4 million higher than 1994, reflecting additional staffing at virtually all subsidiaries, and increased profit sharing at the investment management firms due to improved profitability. The total number of employees increased 12.5% from 463 as of December 31, 1994 to 521 as of December 31, 1995.

     Commission expenses increased by $5.6 million or 24.3% in 1995 as compared with 1994 pro forma. In 1995, trail and service fee commissions increased to $24.2 million, an increase of $7.9 million or 48.5%, compared to 1994. This increase is related to an increase in the underlying qualifying assets. Up-front commissions decreased from $6.8 million in 1994 to $4.5 million in 1995, a decrease of $2.3 million or 33.8%. This is a result of decreases in total sales volume and the mix of share classes sold.

     Marketing and promotional costs declined $2.3 million or 20.6% in 1995 compared to 1994. This decrease occurred at most entities, but primarily at PFD and Pacific Investment Management. At PFD, reduced mutual fund share sales correlate to the reduction. At Pacific Investment Management, reduced promotional costs comprise the majority of the reduction.

     Occupancy and equipment costs increased $2.0 million or 29.8% in 1995 compared to 1994. The increase correlates strongly to new equipment and facilities for increased staff, primarily at Pacific Investment Management.

     General and administrative costs increased $4.0 million or 55.1% in 1995 compared to 1994. Pacific Investment Management converted its institutional fund family to a fixed administrative fee basis in October 1995 resulting in increases to this cost category for expenses previously borne directly by the funds. There is a corresponding increase in revenues related to this conversion. These incremental costs account for approximately $2.6 million of the increase. The remaining increase was incurred at all entities and relates to higher levels of staffing and activity.

     Insurance costs increased $1.0 million or 55.0% in 1995 compared to 1994. This increase relates principally to PIMCO Advisors increased cost of coverage for general partner liability. Increases due to increased assets under management, and related activities also occurred at the Investment Management Firms.

     Professional fees declined $0.2 million or 5.7% in 1995 compared to 1994. This decline resulted primarily from increased reliance on internal staffing.

     Other (income) expense, net, includes such items as consulting costs, reimbursement agreements and income taxes, offset by other income, and reflects a net decrease of $1.4 million in 1995 compared to 1994. This decrease is comprised principally of increased investment income and higher levels of reimbursement under an agreement with Pacific Mutual that became effective in November 1994.

     Amortization of intangibles, options and restricted units increased $2.0 million principally due to the accelerated vesting of outstanding options and restricted units for certain employees terminating during 1995.

RESULTS OF OPERATIONS - HISTORICAL FINANCIAL INFORMATION ONLY

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     The historical financial statements reflect the results of PFAMCo Group, in its corporate form for the period January 1, 1994 to November 15, 1994 and PIMCO Advisors post-Consolidation combined results in its partnership form from November 16, 1994 to December 31, 1994, and for 1995. This accounting treatment, known as "reverse acquisition" accounting, is required under generally accepted accounting principles.

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

     PIMCO Advisors 1995 revenues, including PFD, were $323.0 million, compared to $180.3 million in 1994, up $142.7 million. The increase in revenue results primarily from the inclusion of TAG in the results of PIMCO Advisors operations since the Consolidation, and to a lesser extent, from increased assets under management at the investment management firms.

     Compensation and benefits, which includes salaries, employee benefits and incentive compensation, is the largest expense category. The increase in 1995 of $31.9 million, to $149.1 million, reflects increased staff levels, higher profit sharing and the inclusion of TAG in the full year of 1995, compared with only 46 days in 1994.

     In addition to the effect of including TAG's operations for a full year in 1995, as compared to only 46 days in 1994, other expense categories reflect the following fluctuations:

     (i) Restricted units and option plans, which came into existence at the Consolidation, include approximately $2.0 million of amortization related to the accelerated vesting of outstanding options; and

     (ii) Trail and service fee commissions increased approximately $7.0 million as a result of an increase in the underlying qualifying assets.

CAPITAL RESOURCES AND LIQUIDITY

     PIMCO Advisors and the combined businesses of its predecessor entities have not historically been capital intensive. Prior to the Consolidation, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors makes quarterly profit-sharing payments to key employees and distributions to its unitholders, and may finance profit sharing payments using short-term borrowings.

     PIMCO Advisors had approximately $52.8 million of cash and cash equivalents and short term investments at December 31, 1996 compared to approximately $46.5 million at December 31, 1995. The increase was due to the timing of payment of certain current liabilities offset by the funding of "B" Share commissions to brokers. "B" Shares involve the payment of commissions to the selling broker by the distributor at the time of sale of mutual fund shares. Through deferred sales charges to the investor, or 12-b1 plans with the mutual fund, these "front-end" commissions are recouped by the distributor over a period of years. PIMCO Advisors excess liquidity, after distributions to its unitholders, is used for general corporate purposes including profit-sharing payments and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. To the extent that the level of such commissions increases due to the introduction of new products and mutual fund pricing structures, an alternate financing source may be needed. However, PIMCO Advisors has made no decision as to the source or necessity of such financing.

     PIMCO Advisors currently has no long-term debt. In April, 1996, the Partnership obtained a $25 million four-year revolving line of credit for working capital purposes. The facility was not utilized during 1996.

     It is currently anticipated that the provisions in the tax code permitting PIMCO Advisors to be a Publicly Traded Partnership ("PTP") will expire on December 31, 1997. In the event that no extension of PTP status is enacted during 1997, it is the intention of the partnership to take appropriate steps ("the Restructuring") prior to December 31, 1997 that would enable it to continue to be taxed as a partnership, while allowing continued public ownership through the publicly traded shares of a newly incorporated general partner of PIMCO Advisors taxed as a corporation. Those steps would include, but not be limited to:

     (i) Declaring a special distribution during the fourth quarter of 1997 to holders of PIMCO Advisors units consisting of Operating Profit Available for Distribution through the date of the Restructuring, not previously distributed;

     (ii) Establishing a new corporation and admitting such corporation as a general partner of PIMCO Advisors; and

     (iii) Issuing shares of common stock of such corporate general partner ("PIMCO Advisors, Inc.") to public and certain private unitholders of PIMCO Advisors in exchange for and upon contribution of their Class A and Class B Limited Partner Units.

     Subsequent to the Restructuring, it is expected that the only source of public ownership of PIMCO Advisors will be through PIMCO Advisors, Inc.

     It is not yet clear what impact, if any, the Restructuring will have on the ability of PIMCO Advisors to raise capital in the future, however, management believes that this corporate structure for indirect public ownership in PIMCO Advisors will enable ownership by institutional investors who would otherwise avoid investing in partnerships directly.

ECONOMIC AND OTHER FACTORS

     The general economy including interest rates, inflation and client responses to economic factors will affect the results of operations of PIMCO Advisors. A significant portion of assets under management are fixed income investments, and are sensitive to fluctuations in interest rates. Significant interest rate shifts could have a material impact on the operations of PIMCO Advisors. PIMCO Advisors advisory business is generally not capital intensive and therefore any effect of inflation, other than on interest rates, is not expected to have a significant impact on its operations or financial condition. Client responses to the economy, including decisions as to the amount of assets invested, may also impact the operations of PIMCO Advisors. These fluctuations may or may not be recoverable in the pricing of services offered by PIMCO Advisors.

     During 1996 and 1995, assets under management for PIMCO Advisors and its subsidiaries increased $14.8 billion and $23.0 billion, respectively. While net cash inflows for PIMCO Advisors, as a whole, were significant ($6.7 billion in 1996 and $6.6 billion in 1995), CCI experienced substantial net cash outflows in both years attributable in large part to underperformance measured against relevant benchmarks. This trend has continued in 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements:

                                                      Page(s)
                                                     ---------

PIMCO Advisors L.P.
     Report of Independent Accountants                     25
     Independent Auditors' Report                          26
     Consolidated Statements of Financial                  27
      Condition - as of December 31, 1996
      and 1995
     Consolidated Statements of Operations -               29
      for each of the years in the three
      years ended December 31, 1996
     Consolidated Statements of Changes in                 30
      Owners' Equity - for each of the years
      in the three years ended December 31, 1996
     Consolidated Statements of Cash Flows -               32
      for each of the years in the three
      years ended December 31, 1996
     Notes to Consolidated Financial                       34
      Statements


                       Report of Independent Accountants
                       ---------------------------------


To the Equity Board and Partners
of PIMCO Advisors L.P.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of changes in owners' equity and of cash flows present fairly, in all material respects, the financial position of PIMCO Advisors L.P. and subsidiaries (the "Partnership") at December 31, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Los Angeles, California

February 14, 1997

INDEPENDENT AUDITORS' REPORT


PIMCO Advisors L.P. and subsidiaries:

We have audited the accompanying consolidated statement of financial condition of PIMCO Advisors L.P. and subsidiaries (the "Partnership") as of December 31, 1995, and the related consolidated statements of operations, cash flows, and changes in owners' equity for each of the two years ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Partnership as of December 31, 1995, and the results of their operations and their cash flows for each of the two years ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


Costa Mesa, California


February 2, 1996

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                         DECEMBER 31,
                                                                   1996              1995
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 41,311,545   $ 34,915,170
   Investment advisory fees receivable:
     Private accounts                                              52,261,212     45,344,158
     Proprietary Funds                                              9,629,075      8,413,302
   Distribution and servicing fees receivable                       4,382,154      3,594,534
   Notes receivable                                                 1,569,950      1,230,168
   Receivable from PIMCO Advisors Funds                               462,616        337,744
   Short term investments                                          11,520,726     11,531,226
   Other current assets                                             3,924,592      2,282,895
                                                                 ------------   ------------
     Total current assets                                         125,061,870    107,649,197
Investment in StocksPLUS, L.P.                                      2,629,864      3,384,237
Fixed assets - Net of accumulated depreciation and amortization
   of $6,979,756 and $4,415,199                                    10,561,346     10,743,184
Intangible assets - Net of accumulated amortization
   of $76,519,260 and $40,510,128                                 207,822,687    243,831,819
Other non current assets                                           12,424,534      3,983,358
                                                                 ------------   ------------
     TOTAL ASSETS                                                $358,500,301   $369,591,795
                                                                 ============   ============

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

PIMCO ADVISORS L. P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Continued)

                                                                       December 31,
                                                                  1996                1995
------------------------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
         Accounts payable and accrued expenses               $  13,841,641        $   8,132,005
         Commissions payable                                     8,435,048            6,450,407
         Payable to affiliates                                         -                    -
         Accrued compensation                                   26,027,732           21,246,685
         Other current liabilities                              11,537,236            1,457,800
                                                             -------------        -------------
             Total current liabilities                          59,841,657           37,286,897

Other non current liabilitites                                   2,415,883              748,265
                                                             -------------        -------------
             Total liabilities                                  62,257,540           38,035,162
                                                             -------------        -------------
PARTNERS' CAPITAL
         General Partner (800,000 units issued and
          outstanding)                                           2,986,983            3,456,973
         Class A Limited Partners (40,146,155 and
          40,121,155 units issued and outstanding)             205,420,612          228,465,440
         Class B Limited Partners (32,960,826 units
          issued and outstanding)                               98,369,570          114,806,204
         Unamortized compensation                              (10,534,404)         (15,171,984)
                                                             -------------        -------------
             Total Partners' Capital                           296,242,761          331,556,633
                                                             -------------        -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $ 358,500,301        $ 369,591,795
                                                             =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         YEAR ENDED DECEMBER 31,
                                                           1996                  1995                1994
-----------------------------------------------------------------------------------------------------------------
REVENUES
  Investment advisory fees:
     Private accounts                                  $213,852,081         $192,702,939         $126,913,420
     Proprietary Funds                                  128,855,694           90,772,988           48,822,835
  Distribution and servicing fees                        48,182,499           38,240,015            4,288,702
  Other                                                   1,134,108            1,297,933              238,208
                                                       ------------         ------------         ------------
     Total revenues                                     392,024,382          323,013,875          180,263,165
                                                       ------------         ------------         ------------
-----------------------------------------------------------------------------------------------------------------
EXPENSES
  Compensation and benefits                             173,526,137          149,163,906          117,197,986
  Commissions                                            37,738,954           28,743,396            2,877,497
  Restricted Unit and Option Plans                        5,162,268            6,713,664            1,162,143
  Marketing and promotional                              10,981,804            9,066,414            6,594,546
  Occupancy and equipment                                 9,195,606            8,662,499            4,342,777
  General and administrative                             17,629,876           11,433,726            5,842,962
  Insurance                                               2,621,086            2,799,795            1,118,651
  Professional fees                                       5,472,729            3,164,410            3,899,758
  Amortization of intangible assets                      36,009,132           36,009,132            5,039,680
  Other                                                   4,812,078            2,236,996            3,345,535
                                                       ------------         ------------         ------------
     Total expenses                                     303,149,670          257,993,938          151,421,535
                                                       ------------         ------------         ------------
OPERATING INCOME                                         88,874,712           65,019,937           28,841,630
  Equity in income of StocksPLUS, L.P.                      271,187              225,670               10,722
  Other income, net                                       3,183,699            3,738,980            1,072,221
                                                       ------------         ------------         ------------
  Income before income tax expense                       92,329,598           68,984,587           29,924,573
  Income tax expense                                      1,201,417              517,133           10,669,295
                                                       ------------         ------------         ------------
NET INCOME                                             $ 91,128,181         $ 68,467,454         $ 19,255,278
                                                       ============         ============         ============
--------------------------------------------------------------------------------------------------------------------
NET INCOME ALLOCATED TO:
  General Partner                                      $  1,034,010         $    912,890         $     97,522
  Class A Limited Partner units                          51,881,756           45,742,775            4,878,336
  Class B Limited Partner units                          38,212,415           21,811,789            1,128,234
  Pre-Consolidation                                                                                13,151,186
                                                       ------------         ------------         ------------
     Total                                             $ 91,128,181         $ 68,467,454         $ 19,255,278
                                                       ============         ============         ============
NET INCOME PER UNIT (POST-CONSOLIDATION):
Net income per General Partner and
  Class A Limited Partner units                        $       1.29         $       1.16         $       0.12
                                                       ============         ============         ============

Net income per Class B Limited Partner unit            $       1.05         $       0.59         $       0.03
                                                       ============         ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

                                                                                             FOREIGN
                                          COMMON STOCK           PAID-IN     RETAINED        CURRENCY       GENERAL PARTNER
                                       SHARES      AMOUNT        CAPITAL     EARNINGS      TRANSLATION     UNITS       AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1994              1,000       $ 1,000   $ 10,843,146  $ 14,978,001    $   (812)          -                -
  Net income                                                                 13,151,186                               $      97,522
  PFAMCo Group
   capital contributions                                        7,775,000
  Dividends                                                                  (9,200,000)
  Translation adjustment                                                                    (50,427)
  Deemed dividend, net                                         (6,559,420)   (8,625,011)
  Conversion to partnership           (1,000)       (1,000)   (12,058,726)  (10,304,176)     51,239       800,000           318,182
  TAG contributed capital
  Goodwill from acquisition                                                                                               3,447,579
  Proceeds from Primary Offering
  Amended Option Plan
   grants (total award)
  Restricted Unit Plan
   grants (total award)
  Vesting of options
   and restricted units
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994               -             -             -             -            -        800,000         3,863,283
  Net income                                                                                                                912,890
  Distributions                                                                                                          (1,319,200)
  Exercise of unit options
  Balance of proceeds-Primary offering
  Vesting of options
   and restricted units
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995               -             -             -             -            -        800,000         3,456,973
  Net income                                                                                                              1,034,010
  Distributions                                                                                                          (1,504,000)
  Restricted Unit Plan grants
  Vesting of options
   and restricted units
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996               -       $     -    $      -      $      -        $     -        800,000       $ 2,986,983
                                     =======      ========   ============  ===========     ========       =======       ============

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY,
(Continued)


                                       CLASS A LIMITED PARTNERS     CLASS B LIMITED PARTNERS       UNAMORTIZED            TOTAL
                                         UNITS        AMOUNT          UNITS       AMOUNT          COMPENSATION       OWNER'S EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1994                    --             --           --            --               --            $  25,821,335
  Net income                                         $  4,878,336                  $  1,128,234                          19,255,278
  PFAMCo Group
   capital contributions                                                                                                  7,775,000
  Dividends                                                                                                              (9,200,000)
  Translation adjustment                                                                                                    (50,427)
  Deemed dividend, net                                                                                                  (15,184,431)
  Conversion to partnership            23,775,000      13,088,231    24,575,000       8,906,250                              --
  TAG contributed capital              14,918,155       9,644,238     8,260,826       1,990,739                          11,634,977
  Goodwill from acquisition                           167,285,821                   101,459,864                         272,193,264
  Proceeds from Primary Offering        1,200,000      19,972,951                                                        19,972,951
  Amended Option Plan                                                                                                        --
   grants (total award)                                31,135,761                                 ($18,987,077)          12,148,684
  Restricted Unit Plan
   grants (total award)                   125,000       2,368,750       125,000       1,691,964     (4,060,714)              --
  Vesting of options
   and restricted units                                                                              1,162,143            1,162,143
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994            40,018,155     248,374,088    32,960,826     115,177,051    (21,885,648)         345,528,774
  Net income                                           45,742,775                    21,811,789                          68,467,454
  Distributions                                       (66,110,962)                  (22,182,636)                        (89,612,798)
  Exercise of unit options                103,000         374,920                                                           374,920
  Balance of proceeds-Primary offering                     84,619                                                            84,619
  Vesting of options
    and restricted units                                                                             6,713,664            6,713,664
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995            40,121,155     228,465,440    32,960,826     114,806,204    (15,171,984)         331,556,633
  Net income                                           51,881,756                    38,212,415                          91,128,181
  Distributions                                       (75,451,272)                  (54,649,049)                       (131,604,321)
  Restricted Unit Plan grants              25,000         524,688                                     (524,688)               --
  Vesting of options
    and restricted units                                                                             5,162,268            5,162,268
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996            40,146,155    $205,420,612    32,960,826    $ 98,369,570   ($10,534,404)       $ 296,242,761
                                       ==========    ============    ==========    ============   =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                            1996              1995               1994
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $ 91,128,181       $ 68,467,454       $ 19,255,278
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization                         40,916,431         38,972,101          6,339,107
   Deferred income taxes                                    734,836            270,000            804,116
   Amortization of compensation plan                            -                  -              663,697
   Restricted Unit and Option Plans                       5,162,268          6,713,664          1,162,143
   Unrealized loss (gain) on
    investments                                              53,879           (198,396)          (135,376)
   Equity in income of StocksPLUS,
    L.P.                                                   (271,187)          (225,670)           (10,722)
   Change in operating assets and
    liabilities:
     Change in fees receivable                           (8,920,447)       (28,217,386)         7,919,554
     Change in receivable from
      PIMCO Advisors Funds                                 (124,872)           865,614           (618,123)
     Change in other assets                             (11,676,643)        (3,398,979)       (10,838,869)
     Change in accounts payable
      and accrued expenses                                5,709,636            941,302           (660,816)
     Change in commissions payable                        1,984,641          1,714,200          2,413,750
     Change in accrued compensation                       4,781,047          7,859,345          8,423,141
     Change in other liabilities                         11,012,219         (1,003,184)          (649,686)
     Change in payable to affiliates                            -           (5,841,256)        (6,877,311)
     Other                                                  (43,686)             1,811         (1,337,755)
                                                       ------------        -----------        -----------
Net cash provided by operating
 activities                                             140,446,303         86,920,620         25,852,128
                                                       ------------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investments                            $  (694,498)     $ (11,334,021)     $ (52,601,192)
    Proceeds from sales of investments                      783,570              --            62,247,248
    Return of investment in StocksPLUS, L.P.              1,600,000              --                --
    Investment in StocksPLUS, L.P.                         (700,000)          (400,000)            --
    Cash of acquired entities                                  --                --            14,698,855
    Proceeds from sale of fixed assets                      644,978            309,575             --
    Purchase of fixed assets                             (3,446,152)        (5,982,054)        (1,826,800)
    Notes receivable advances                              (633,505)          (364,823)          (117,232)
                                                       ------------        -----------        -----------
Net cash (used in) provided by
 investing activities                                    (2,445,607)       (17,771,323)        22,400,879
                                                       ------------        -----------        -----------

PIMCO ADVISORS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                          1996                1995               1994
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from primary offering                  $        --         $       --          $  19,972,951
    Cash distributions                               (131,604,321)        (89,612,798)              --
    Unit options exercised                                   --               374,920               --
    Dividends                                                --                 --            (22,521,573)
                                                    -------------       -------------       -------------
Net cash used in financing activities                (131,604,321)        (89,237,878)         (2,548,622)
                                                    -------------       -------------       -------------
Net increase (decrease)
    in cash and cash equivalents                        6,396,375         (20,088,581)         45,704,385
Cash and cash equivalents, beginning of year           34,915,170          55,003,751           9,299,366
                                                    -------------       -------------       -------------
CASH AND CASH EQUIVALENTS, END OF YEAR              $  41,311,545       $  34,915,170       $  55,003,751
                                                    =============       =============       =============
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES
  Reduction of payable to affiliates
   by capital contribution                          $     -             $     -             $   7,775,000
                                                    =============       =============       =============
  Deemed dividend                                   $     -             $     -             $   1,862,858
                                                    =============       =============       =============
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                 $     447,724       $     405,542       $  15,004,148
                                                    =============       =============       =============
  Interest paid                                     $     -             $      18,750       $     209,171
                                                    =============       =============       =============
  Fair value of non-cash
   assets acquired                                  $     -             $     -             $  27,995,376
                                                    =============       =============       =============
  Liabilities assumed                               $     -             $     -             $  24,642,727
                                                    =============       =============       =============
  Non-cash assets excluded
   from the Consolidation                           $     -             $     -             $  46,431,262
                                                    =============       =============       =============
  Liabilities transferred excluded
   from the Consolidation                           $     -             $     -             $  31,748,537
                                                    =============       =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

PIMCO ADVISORS L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

  PIMCO Advisors L.P. ("PIMCO Advisors") is a registered investment advisor that provides a broad array of investment management and advisory services to institutional and retail mutual funds and to separate accounts of institutional clients. PIMCO Advisors operates in one industry segment, that of investment management services.

  PIMCO Advisors was formed on November 15, 1994, when Pacific Financial Asset Management Group ("PFAMCo Group") merged (the "Consolidation") certain of its investment management businesses and substantially all of its assets into Thomson Advisory Group L.P. ("TAG"). The PFAMCo Group comprised Pacific Financial Asset Management Corporation ("PFAMCo""), a wholly-owned subsidiary of Pacific Mutual Life Insurance Company ("Pacific Mutual"), and certain of its wholly-owned investment management subsidiaries. The businesses of PFAMCo Group contributed to PIMCO Advisors were then contributed to newly formed subsidiaries of PIMCO Advisors.

  For the period after the Consolidation, the accompanying consolidated financial statements include the accounts of PIMCO Advisors and its subsidiaries. The investment advisor subsidiaries included in these consolidated financial statements are as follows:

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

  The investment advisor subsidiaries are supported by additional incorporated subsidiaries:

 . PIMCO FUNDS DISTRIBUTION COMPANY (formerly PIMCO Advisors Distribution
  Company) ("PFD") serves as the distributor of institutional and retail mutual funds (the "Proprietary Funds") for which PIMCO Advisors and the investment advisor subsidiaries provide investment management and administrative services;

 . STOCKSPLUS MANAGEMENT, INC. ("StocksPLUS"), a wholly-owned subsidiary of
  Pacific Investment Management, owns approximately 0.125 percent interest in, and is the general partner of StocksPLUS, L.P. (Note 12); and

 . COLUMBUS CIRCLE TRUST COMPANY ("CCTC"), a non bank trust company and wholly-owned subsidiary of CCI, established in November 1995, which commenced business in January 1996.

  Pacific Investment Management, CCI, Cadence, Parametric, NFJ and Blairlogie are registered investment advisors. PFD is a registered broker/dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc.

  Prior to January 17, 1997, institutional mutual funds managed consisted of two open-end investment management companies. One series included 18 predominantly fixed income funds. The other series included 12 predominantly equity funds. The retail mutual funds managed consisted of 17 funds included within two open-end investment management companies, the PIMCO Advisors Funds ("PAF"), formerly the Thomson Funds, and the Cash Accumulation Trust ("CAT"). With Trustee and shareholder approval, the fund groups were combined into a single mutual fund complex, the PIMCO Funds, in January 1997, consisting of 41 funds offering retail and institutional share classes.

  The accompanying consolidated financial statements for the period prior to the Consolidation include the accounts of PFAMCo and its wholly-owned subsidiaries, reflected on a combined basis.

2. SIGNIFICANT ACCOUNTING POLICIES

   a. CASH AND CASH EQUIVALENTS - PIMCO Advisors invests certain cash balances in money market funds. At December 31, 1996, this investment is approximately $25,429,000, of which approximately $814,000 is invested in the National Money Market Fund of CAT, approximately $595,000 is invested in the PIMCO Advisors Money Market Fund and approximately $24,020,000 is invested in non affiliate money market funds. At December 31, 1995, this investment was approximately $20,844,000, of which approximately $5,738,000 was invested in the National Money Market Fund of CAT, approximately $4,284,000 was invested in the PIMCO Advisors Money Market Fund and approximately $10,822,000 was invested in non affiliate money market funds. Management considers investments in money market funds to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. These investments are carried at cost, which approximates market.

   b. INVESTMENT ADVISORY FEES - PIMCO Advisors records investment advisory fees on an accrual basis. Investment advisory fees receivable for private and separate accounts consist primarily of accounts billed on a quarterly basis. Private accounts may also generate a fee based on investment performance, which is recorded as income when earned and not subject to forfeiture. Investment advisory fees for the Proprietary Funds are received monthly.


   c. SHORT TERM INVESTMENTS - The short term investments, as of December 31, 1996 and 1995, are primarily invested in the PIMCO Funds with a short-term duration objective. The investments are carried at market value. Cost approximated market value as of December 31, 1996 and 1995.

   d. DEPRECIATION AND AMORTIZATION - Office equipment, furniture and fixtures are depreciated on a straight line basis over their estimated useful lives, generally five years. Automobiles are depreciated on a straight-line basis over their estimated lives, generally three years. Leasehold improvements are amortized on a straight-line basis over the remaining terms of the related leases or the useful lives of such improvements, whichever is shorter.

   e. OTHER ASSETS - Effective May 29, 1995, PFD commenced sale of a "B" class of mutual fund shares. Under this share structure PFD advances commissions to independent brokers and is entitled to recoup its marketing costs through an ongoing fee stream from the respective funds or contingent deferred sales charges collected from the share purchaser. Such fees are capitalized as deferred sales charges and amortized on a straight line basis as commission expense over a period of 60 months. Deferred unamortized marketing costs of approximately $11,100,000 and $3,600,000 are included in other assets at December 31, 1996 and 1995, respectively.

   f. INCOME TAXES - Subsequent to the Consolidation, PIMCO Advisors and its subsidiaries are predominantly partnerships and, as a result, are generally not subject to Federal or state income taxes. PIMCO Advisors is subject to an unincorporated business tax in a certain jurisdiction in which it operates. All partners of PIMCO Advisors are responsible for taxes, if any, on their proportionate share of Pimco Advisors' taxable income. Certain corporate subsidiaries are subject to Federal and state income taxes and file separate tax returns and account for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB 109"). The provision for income taxes is determined using the liability method which gives recognition to deferred tax assets and liabilities based on the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, FASB 109 generally requires the consideration of all expected future events other than enactments of changes in the tax law or rates.

   g. FOREIGN CURRENCY TRANSLATION - The assets and liabilities of Blairlogie, PFAMCo UK Limited and Blairlogie's predecessor company have been translated into U.S. dollars at the current rate of exchange existing at year-end. Revenues and expenses were translated at the average of the monthly exchange rates then in effect.

   h. NET INCOME ALLOCATION - Net income is allocated in accordance with the Amended and Restated Agreement of Limited Partnership of PIMCO Advisors. Net income is allocated among unit holders in the same proportions as cash distributions. PIMCO Advisors cash distribution policy provides for a first priority distribution to General Partner and Class A Limited Partner Units ($1.88 per year through December 31, 1997) followed by a second priority distribution to Class B Limited Partner Units. During the years ended December 31, 1996 and 1995, the second priority distribution was less than the first priority distribution.

   i. EARNINGS PER UNIT - Earnings per unit are computed based on the weighted average number of units outstanding, assuming the exercise of dilutive unit options. Proceeds from the exercise of such unit options are assumed to be used to repurchase outstanding Limited Partner units under the treasury stock method. The weighted average number of units used to compute earnings per unit was as follows:

                                                 1996         1995         1994
                                              ----------   ----------   ----------
        General Partner and Class A Limited
           Partner units                      42,501,469   42,127,833   41,802,420
        Class B Limited Partner units         34,513,573   33,425,537   32,960,826

   j. OTHER - Certain items have been reclassified to conform with the current year presentation. All significant intercompany items have been eliminated in the accompanying consolidated financial statements.

   k. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3. INTANGIBLE ASSETS

   For accounting purposes, the Consolidation between PFAMCo Group and TAG is treated as a purchase and recapitalization of TAG by PFAMCo Group, or a "reverse acquisition." Intangible assets of approximately $284.9 million represented the excess of the purchase price over the fair value of the net tangible assets of TAG deemed acquired in the Consolidation. A portion of the intangible assets represents the value assigned to PIMCO Advisor's Master Limited Partnership ("MLP") structure. Under current Internal Revenue code guidelines, an MLP is exempt from Federal and most state and local income taxes through December 31, 1997. The value attributed to the MLP structure will be amortized over the period ending December 31, 1997. The remainder will be amortized on a straight-line basis over its estimated life of twenty years. During the years ended December 31, 1996, 1995 and 1994, approximately $36,000,000, $36,000,000 and
$5,000,000 of amortization have been charged to expense, respectively.

4. SUPPLEMENTARY FINANCIAL DATA

   The following supplementary financial data presents the actual results of operations for 1996 and 1995 and the unaudited pro forma results of operations for 1994 as if the Consolidation discussed in Note 1 had occurred on January 1, 1993, except for the period from November 15, 1994 through December 31, 1994 which reflects actual results. The 1994 pro forma operating results give effect to:

   (a)  The Consolidation of PFAMCo Group and TAG;
   (b)  The amendment of existing options under TAG's 1993 Unit Option Plan;
   (c)  The adoption of the Class B Limited Partnership Unit Option Plan;
   (d) The contribution of PFD to PIMCO Advisors in exchange for Class A Limited Partner Units; and
   (e) Certain transactions effected by PFAMCo Group and TAG in connection with the Consolidation, primarily related to intangible amortization and profit sharing.

                                            YEAR ENDED DECEMBER 31,
                                      1996            1995           1994
                                    (ACTUAL)        (ACTUAL)      (PRO FORMA)
                                 (Amounts in thousands, except per unit amounts)
--------------------------------------------------------------------------------
REVENUES
Investment advisory                  $ 338,341      $ 281,610      $ 231,475
PFD                                     53,683         41,404         37,629
                                     ---------      ---------      ---------
                                       392,024        323,014        269,104
                                     =========      =========      =========
--------------------------------------------------------------------------------
EXPENSES
Investment advisory                    207,203        171,272        137,246
PFD                                     52,522         40,552         36,435
Amortization of intangibles,
 options and restricted units           41,171         42,723         40,713
                                     ---------      ---------      ---------
                                       300,896        254,547        214,394
                                     ---------      ---------      ---------
Net income                           $  91,128      $  68,467      $  54,710
                                     =========      =========      =========
Net income per General Partner
 and Class A Limited Partner unit    $    1.29      $    1.16      $    1.08
                                     =========      =========      =========

The pro forma information above is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented.

5. NOTES RECEIVABLE

   Pacific Investment Management and PIMCO Advisors have granted loans to certain employees as part of programs designed to ensure the long-term retention of those employees. These loans are primarily non-interest bearing and are generally due within one year of issuance.


6. FIXED ASSETS

   The major classifications of fixed assets are as follows:

                                                AS OF DECEMBER 31,
                                             1996              1995
-------------------------------------------------------------------------------
Office equipment, furniture and
 fixtures                                $ 12,827,368       $  9,548,212
Automobiles                                     9,069            836,152
Leasehold improvements                      4,704,665          4,774,019
                                         ------------       ------------
Total fixed assets                         17,541,102         15,158,383
Less accumulated depreciation and
 amortization                               6,979,756          4,415,199
                                         ------------       ------------
Fixed assets, net                        $ 10,561,346       $ 10,743,184
                                         ============       ============

Fixed assets of certain of the subsidiaries were revalued at their estimated fair market value in connection with the Consolidation.

7. INCOME TAXES

   Subsequent to the Consolidation, only certain subsidiaries are subject to income taxes directly. The total income tax provision for the affected subsidiaries is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               1996                  1995
--------------------------------------------------------------------------------
   Current expense:
     State                                 $   163,669            $  105,724
     Federal                                   295,215               159,440
   Deferred expense:
     State                                     197,970                68,378
     Federal                                   544,563               183,591
                                           -----------            ----------
                                           $ 1,201,417            $  517,133
                                           ===========            ==========

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

   The provision for taxes prior to the Consolidation was as follows:

                                                PERIOD ENDED
                                                NOVEMBER 15,
                                                    1994
---------------------------------------------------------------
   Current expense:
     State                                      $  2,140,509
     Federal                                       7,705,429
   Deferred expense:
     State                                           156,960
     Federal                                         647,147
                                                ------------
                                                $ 10,650,045
                                                ============

   After the Consolidation, PIMCO Advisors incurred a tax liability of $19,250 in 1994 principally related to the activities of a corporate subsidiary.

   Reconciliations of the statutory Federal income tax rates to the effective income tax rates prior to the Consolidation are as follows:

                                                PERIOD ENDED
                                                NOVEMBER 15,
                                                    1994
----------------------------------------------------------------
   Statutory Federal income tax rate
    applied to income before Federal
    income taxes                                   35.0%
   State taxes, net of Federal benefit              6.1
   Foreign operations                               3.1
   Other                                            0.5
                                                ------------
   Effective income tax rate                       44.7%
                                                ============

8. RELATED-PARTY TRANSACTIONS

   Pacific Mutual provided certain support services to PFAMCo Group prior to the Consolidation. Services for certain of PFAMCo Group's employees include participation in a pension plan maintained by Pacific Mutual (Note 9g). Charges for support services, including pension plan participation, amounted to approximately $2,335,000 for the period ended November 15, 1994.

9. BENEFIT PLANS

   a. PROFIT SHARING AND INCENTIVE PROGRAMS - PIMCO Advisors and its subsidiaries have several profit sharing and incentive programs that compensate participants on the basis of profitability and discretionary bonuses. Compensation under these programs was approximately $114,139,000 and $94,487,000 for the years ended December 31, 1996 and 1995, respectively, and was approximately $10,091,000 for the period from the Consolidation through December 31, 1994. PFAMCo Group had nonqualified profit sharing plans (the "Profit Sharing Plans") covering certain key employees and other employees. The Profit Sharing Plans provided for awards based on the profitability of the respective subsidiary. Such profitability was primarily based on income before income taxes and before profit sharing. The awards ranged from 40% to 80% of such amounts depending on the level of profitability. Profit sharing awards were fully vested at the date of the Consolidation. Profit sharing expense relating to the Profit Sharing Plans of approximately $68,387,000 is included in compensation and benefits in the accompanying Consolidated Statements of Operations for the period ended November 15, 1994.

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

   c. EXECUTIVE DEFERRED COMPENSATION PLAN - PIMCO Advisors and its subsidiaries have a nonqualified deferred compensation plan pursuant to which a portion of the compensation otherwise payable to certain eligible employees will be mandatorily deferred, and pursuant to which such eligible employees may elect to defer additional amounts of compensation. The plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. Amounts deferred under the plan are held in a trust and invested by the trustee in Class A Limited Partner Units. PIMCO Advisors will contribute additional funds or Class A Limited Partner Units to the trust such that the average purchase price of all units acquired at that date is not greater than 85% of the then current market price for such units. No expense was incurred in 1996 related to this plan.

   d. SAVINGS AND INVESTMENT PLANS - PIMCO Advisors and its subsidiaries have several defined contribution employee benefit plans covering substantially all employees. PIMCO Advisors and Pacific Investment Management are the sponsors of certain defined contribution employee savings and investment plans. The plans qualify under Section 401(k) of the Internal Revenue Code and allow eligible employees of PIMCO Advisors and certain of its subsidiaries, to contribute up to ten percent of their annual compensation as defined, and subject to a maximum dollar amount determined from time to time by the Internal Revenue Service. Employees are generally eligible following the later of attainment of age 21 or the completion of one year of credited service ("IRS"). For 1996 and 1995, PIMCO Advisors and certain of its subsidiaries, matched and contributed an amount equal to the first five or six percent of annual compensation, subject to IRS Internal Revenue Service limits, contributed by the employees. In addition, PIMCO Advisors and certain of its subsidiaries, may elect to make a discretionary contribution to all participants. The amount expensed by PIMCO Advisors and its subsidiaries related to this plan during the year ended December 31, 1996, 1995 and 1994 was approximately $2,017,000, $1,851,000 and $50,000, respectively.

       For 1994, PIMCO Advisors and certain of its subsidiaries, matched and contributed an amount equal to one half of the first six percent of annual compensation, subject to IRS limits, contributed by the employees. In addition, PIMCO Advisors and certain of its subsidiaries, elected to make a discretionary contribution to all participants. Contributions fully vest to employees after five years of credited service.

       Pacific Investment Management has several defined contribution employee benefit plans covering substantially all of its employees and made contributions to the plans ranging form five percent to eleven percent of covered individuals' base compensation. The aggregate expense recorded is approximately $989,000, $950,000 and none in 1996, 1995 and 1994, respectively.

   e. RESTRICTED UNIT PLAN - PIMCO Advisors adopted a restricted unit plan for the benefit of certain key employees. A total of 150,000 Class A Limited Partner Units and 125,000 Class B Limited Partner Units have been awarded under the plan. The units generally vest over a five-year period; however, accelerated vesting occurred in 1995 upon the departure of a key employee. There are no additional units available for grants under the plan. The expense under this plan was approximately $755,000, $2,010,000 and $101,000 during 1996, 1995 and 1994, respectively.

   f. UNIT OPTION PLANS - PIMCO Advisors has two unit-option plans, which are described below. No compensation cost has been recognized for these fixed unit option plans because the option price approximated the market price on the date of grant. Had compensation cost for PIMCO Advisors two unit option plans been determined based on the fair value rather than market value at the grant dates, PIMCO Advisors net income and earnings per unit would have been reported as the pro forma amounts indicated below:


                                                   1996          1995
                                                -----------   -----------
        NET INCOME
          As reported                           $91,128,181   $68,467,454
          Pro forma                             $90,839,243   $68,368,057
        NET INCOME PER UNIT
          Net income per General Partner and
            Class A Limited Partner unit
              As reported                          $1.29         $1.16
              Pro forma                            $1.29         $1.16
          Net income per Class B Limited Partner
            unit
              As reported                          $1.05         $0.59
              Pro forma                            $1.05         $0.59

     For the above disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 7.7% and 3.5%; expected volatility of 14% and 10%; risk-free interest of 6.30% and 6.80%; and expected lives of 6 and 7 years.

     The unit option plans are administered by the Unit Incentive Committee of the Equity Board of PIMCO Advisors, which determines the key employees and the terms of the options to be granted. Under the 1993 Unit Option Plan (as amended), PIMCO Advisors may grant options to its employees up to 3,090,000 Class A Limited Partner Units. Under the 1994 Unit Option Plan, PIMCO Advisors may grant options to its employees up to 5,600,000 Class B Limited Partner Units. There are 270,400 Class B Limited Partner Units options available for future grants at December 31, 1996. The expense under the option plans was approximately $4,408,000, $4,704,000 and $1,061,000 during 1996, 1995 and 1994, respectively.

     Under both plans, the exercise price for each option reported herein has been not less than the average trading price of PIMCO Advisor's units for the 20 trading day period prior to the grant date and each option's maximum term is 10 years. There was no material difference between the option price and the market price on the grant date. The outstanding options vest over a period of not more than five years and vested options are generally exercisable after January 1, 1998. Following is a summary of the status of both unit option plans:

                                                            OPTION PRICE
                                         UNITS             RANGE PER UNIT
------------------------------------------------------------------------------
  Outstanding, January 1, 1994                 -                         -

  Class A Limited Partner units
    Granted                             2,442,130          $2.425 -  $ 4.85
  Class B Limited Partner units
    Granted                             5,297,000                    $13.53
                                        ---------
  Outstanding, December 31, 1994        7,739,130          $2.425 -  $13.53

  Class A Limited Partner units
    Exercised                            (103,000)         $2.425 -  $ 4.85
  Class B Limited Partner units
    Granted                               109,000          $12.70 -  $14.68
    Canceled                             (174,200)                   $13.53
                                        ---------
  Outstanding, December 31, 1995        7,570,930          $2.425 -  $14.68

  Class B Limited Partner units
    Granted                               227,000          $17.72 -  $18.81
    Canceled                              (29,200)         $12.78 -  $13.53
                                        ---------
  Outstanding, December 31, 1996        7,768,730          $2.425 -  $18.81
                                        =========

  Exercisable:
    Class A Limited Partner units         801,110                    $2.425
    Class B Limited Partner units         200,000                    $13.53
                                        ---------
  Exercisable, December 31, 1996        1,001,110
                                        =========

   G. OTHER BENEFIT PLANS - Certain of PFAMCo Group's eligible employees were included in a Pacific Mutual sponsored defined benefit pension plan, and health care and life insurance plans that provide post-retirement benefits. PFAMCo Group was charged an immaterial amount by Pacific Mutual for these plans prior to the Consolidation. Subsequent to the Consolidation, PIMCO Advisors has no expense associated with these plans.

10. COMMITMENTS

   A. LEASE AGREEMENTS - PIMCO Advisors and its subsidiaries lease office space and certain office equipment under noncancelable leases with terms in excess of one year. Future minimum payments are as follows:

                                              YEAR ENDED
                                             DECEMBER 31,
                ----------------------------------------
                1997                          $3,560,785
                1998                           2,523,057
                1999                           1,705,000
                2000                             821,122
                2001                             759,837
                Thereafter                       375,054
                                             -----------
                Total                         $9,744,855
                                             -----------

       Rent expense in connection with these agreements was approximately $3,772,000, $3,641,000 and $2,379,000 for the years ended December 31,
       1996, 1995 and 1994, respectively.

   B. LETTER OF CREDIT - PIMCO Advisors is contingently liable for a letter of credit in the amount of $738,548 related to PIMCO Advisors membership in a captive insurance program.

   C. REVOLVING LINE OF CREDIT - PIMCO Advisors has a $25 million, 4 year revolving credit facility, originated in April of 1996. The facility permits short term borrowings at a floating rate of interest. The terms of the agreement include an interest coverage ratio, a fixed charge coverage ratio and a minimum operating cash flow ratio. The partnership did not utilize this facility in 1996, but was in compliance with the required ratios.

11.  NET CAPITAL

     PFD is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1996, PFD had net capital of $3,058,237, which was $2,238,261 in excess of its required net capital of $819,976. PFD's net capital ratio was 3.73 to 1. At December 31, 1995, PFD had net capital of $1,049,818, which was $515,116 in excess of its required net capital of $534,702. PFD's net capital ratio was 7.64 to 1. At December 31, 1994, PFD had $1,156,876 in excess of its required net capital of $579,935. PFD's net capital ratio was 5.01 to 1 at that time.

12. INVESTMENT IN STOCKSPLUS, L.P.

    StocksPLUS accounts for its investment in StocksPLUS, L.P. under the equity method because StocksPLUS is the general partner in, and exercises significant influence over the operating and financial policies of StocksPLUS, L.P. (Note
1). The underlying investments of StocksPLUS, L.P. are carried at fair value. The effect of such accounting does not have a material effect on PIMCO Advisors consolidated financial statements. StocksPLUS, L.P. has made its investments with the intent to have its performance exceed that of the S & P 500 Index.

    StocksPLUS has mitigated the effects of its pro rata investment in StocksPLUS, L.P.'s investments through the use of short futures positions. Gains and losses related to these positions are settled daily. Included in "Short term investments" in the accompanying Consolidated Statements of Financial Condition are securities which are used as necessary for deposits made in connection with the futures positions and are recorded at fair value. The notional amounts of the contracts do not necessarily represent future cash requirements, as the contracts are intended to be closed prior to their expiration. As of December 31, 1996 and 1995, the notional amounts of futures contracts approximated $2,932,000 and $3,401,000, respectively.

Condensed financial information for StocksPLUS, L.P. is as follows:

                                                                         AS OF DECEMBER 31,
SUMMARY OF FINANCIAL CONDITION                                       1996                 1995
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Investments - at fair value                                   $2,306,673,000      $1,893,770,000
  Other assets                                                      26,481,000          18,685,000
                                                                --------------      --------------
    Total assets                                                 2,333,154,000       1,912,455,000
                                                                ==============      ==============
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
  Liabilities                                                   $  136,880,000      $  219,072,000
  StocksPLUS' Partner Capital                                        2,629,000           3,384,000
  Limited Partners' Capital                                      2,193,645,000      $1,689,999,000
                                                                --------------      --------------
    Total liabilities and partners' capital                     $2,333,154,000      $1,912,455,000
                                                                ==============      ==============
                                                                                FOR THE YEARS ENDED DECEMBER 31,
SUMMARY OF OPERATIONS                                                1996                 1995               1994
------------------------------------------------------------------------------------------------------------------------------------
  Net trading gains (losses) on futures                         $292,185,000        $  326,096,000      $  (30,291,000)
  Net gain (loss) in fair value of securities                     12,040,000            31,266,000         (21,278,000)
  Interest income                                                126,535,000            92,260,000          58,383,000
  Fees and commissions                                            (4,631,000)           (3,822,000)           (878,000)
                                                                ------------        --------------      --------------
                Net income                                      $426,129,000        $  445,800,000      $    5,936,000
                                                                ============        ==============      ==============

13. SUBSEQUENT EVENT

    On February 13, 1997, PIMCO Advisors and its affiliate, Thomson Advisory Group Inc. ("TAG Inc."), and Oppenheimer Group, Inc. and its subsidiary, Oppenheimer Financial Corp. signed a definitive agreement for TAG Inc. to acquire a one-third, managing general partner interest in Oppenheimer Capital (a general partnership), the 1 percent general partner interest in Oppenheimer Capital, L.P. and 100% of the stock of Advantage Advisers, an affiliate of Oppenheimer Group, which manages eight closed-end funds. The transaction covers only the private interests Oppenheimer Group holds in Oppenheimer Capital and Oppenheimer Capital, L.P. and does not include the publicly traded units of Oppenheimer Capital, L.P. The acquisition is subject to certain client, lender, IRS and other approvals, and is expected to take up to six months to complete.

    The agreement provides for the acquisition by TAG Inc. of the above listed assets through a merger with Oppenheimer Group, Inc. in exchange for total consideration of approximately $233 million in convertible preferred stock to be issued by TAG Inc. and the assumption of approximately $32 million of debt. Subsequently, TAG Inc. will contribute the general partner interest in Oppenheimer Capital to PIMCO Advisors, in exchange for approximately $233 million of newly issued Class A Limited Partner Units, at $25.50 per unit. PIMCO Advisors may be obligated in certain circumstances to purchase such convertible preferred stock for its issue price. PIMCO Advisors will account for this transaction using the purchase method. After the closing, operating results for PIMCO Advisors will include its proportionate share of the operating results of Oppenheimer Capital.

14. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results for the periods indicated were as follows:


                                    THREE MONTHS         THREE MONTHS         THREE MONTHS        THREE MONTHS
                                       ENDED                ENDED                ENDED               ENDED
                                      MARCH 31,            JUNE 30,            SEPTEMBER 30,      DECEMBER 31,
                                        1996                 1996                 1996                1996
------------------------------------------------------------------------------------------------------------------
Revenues                            $91,220,000           $98,842,000         $97,099,000         $104,863,000
Expenses                             71,468,000            74,827,000          73,131,000           80,269,000
                                    -----------           -----------         -----------         ------------
Income before taxes                  19,752,000            24,015,000          23,968,000           24,594,000
Income tax expense                      389,000               207,000             238,000              367,000
                                    -----------           -----------         -----------         ------------
Net income                          $19,363,000           $23,808,000         $23,730,000         $ 24,227,000
                                    ===========           ===========         ===========         ============
Net income per General
   Partner and Class A Limited
   Partner unit                     $      0.31           $      0.33         $      0.32         $       0.33
                                    ===========           ===========         ===========         ============
Net income per Class B
   Limited Partner unit             $      0.19           $      0.29         $      0.28         $       0.29
                                    ===========           ===========         ===========         ============

Market price per Class A
    Limited Partner unit
         Low                        $    20 5/8           $    20 1/4         $    20 1/4         $     19 5/8
         High                       $    23 1/8           $    22             $    22 3/4         $     23 5/8

                                    THREE MONTHS         THREE MONTHS         THREE MONTHS        THREE MONTHS
                                       ENDED                ENDED                ENDED               ENDED
                                      MARCH 31,            JUNE 30,            SEPTEMBER 30,      DECEMBER 31,
                                        1995                 1995                 1995                1995
------------------------------------------------------------------------------------------------------------------
Revenues                            $71,118,000           $75,465,000         $83,203,000         $93,228,000
Expenses                             57,934,000            61,158,000          65,799,000          69,139,000
                                    -----------           -----------         -----------         ------------
Income before taxes                  13,184,000            14,307,000          17,404,000          24,089,000
Income tax expense                       44,000               198,000             263,000              12,000
                                    -----------           -----------         -----------         ------------
Net income                          $13,140,000           $14,109,000         $17,141,000         $24,077,000
                                    ===========           ===========         ===========         ============
Net income per General
    Partner and Class A Limited
    Partner unit                    $      0.26           $      0.26         $      0.29         $      0.35
                                    ===========           ===========         ===========         ===========
Net income per Class B
    Limited Partner unit            $      0.07           $      0.10         $      0.14         $      0.28
                                    ===========           ===========         ===========         ===========
Market price per Class A
    Limited Partner unit
         Low                        $    16 7/8           $    17 3/8         $    19             $    19 5/8
         High                       $    18 1/4           $    20 5/8         $    21 1/4         $    21 1/4


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

    The Partnership carries on its combined businesses (i) directly through the Partnership with respect to the Partnership's administrative, accounting and legal functions and its mutual fund business and (ii) through six Investment Management Firms which carry on the respective businesses of Pacific Investment Management, CCI, Cadence, Parametric, NFJ and Blairlogie.

PARTNERSHIP

    The Partnership is managed by its general partner, PIMCO GP. The general partner has delegated the management and control of the Partnership to two management boards, the Operating Board and the Equity Board. Under the terms of the delegation, governance matters for most day-to-day decisions are allocated to the Operating Board, which has, in turn, delegated the authority to manage day-to-day operations and policies of the Partnership to an Operating Committee. Accordingly, the members of the Operating Committee, together with certain other officers of the Partnership, fulfill the functions of executive officers of the Partnership.


     The members of the Operating Board are as set forth below:


            Name                Age                    Positions
            ----                ---                    ---------
David B. Breed                   49   Chief Executive Officer and Managing
                                      Director of Cadence
Donald A. Chiboucas              52   President and Managing Director of CCI
William D. Cvengros (1)          48   Chief Executive Officer and President of
                                      the Partnership
William H. Gross                 52   Managing Director of Pacific Investment
                                      Management
John L. Hague                    39   Managing Director of Pacific Investment
                                      Management
Brent R. Harris                  37   Managing Director of Pacific Investment
                                      Management
James F. Muzzy                   57   Managing Director of Pacific Investment
                                      Management
Daniel S. Pickett                33   Managing Director of CCI
William F. Podlich, III          52   Managing Director of Pacific Investment
                                      Management
Irwin F. Smith(1)                57   Chief Executive Officer and Managing
                                      Director of CCI
William S. Thompson, Jr.         51   Chief Executive Officer and Managing
 (Chair)(1)                           Director of Pacific Investment
                                      Management
Benjamin L. Trosky               37   Managing Director of Pacific Investment
                                      Management
------------

(1) Member of Operating Committee


    Until the earlier of December 31, 1997 or the Restructuring, the Operating Board will be composed of the Chief Executive Officer of Pacific Investment Management, six other persons designated by the Managing Directors of Pacific Investment Management, three persons designated by the Managing Directors of CCI, one person selected by the vote of the Managing Directors of Cadence, NFJ, Parametric and Blairlogie weighted by the contribution of Cadence, NFJ, Parametric and Blairlogie to the income of the Partnership, and the Chief Executive Officer of the Partnership, who serves ex officio. Thereafter, the Operating Board will consist of at least 11 members designated by the Investment Management Firms in accordance with their relative contributions to the income of the Partnership and may include additional members.

    The Operating Committee, which is appointed by the Operating Board, is required to be composed of no fewer than three members, including the Chief Executive Officer of the Partnership and one member who is a Managing Director of an Investment Management Firm other than Pacific Investment Management. The management board of an Investment Management Firm may appeal any decision made by the Operating Committee which may have a material adverse effect on such Investment Management Firm to the full Operating Board which, after any such appeal, will have the sole power and authority (subject to the referral to the Equity Board in certain circumstances) with respect to the resolution of such matter.

    The authority of the Operating Board and the Operating Committee to take certain specified actions is subject to the approval of the Equity Board. The Equity Board has jurisdiction over any decision of the Operating Board with which three members of the

Operating Board disagree and which is expected to have a material adverse effect on an Investment Management Firm. In addition, the Equity Board's approval is required for certain material transactions, including amendment of the Partnership Agreement or the partnership agreement of an Investment Management Firm, incurring large amounts of debt or making significant investments, making certain material changes in the business of the Partnership or of an Investment Management Firm or material acquisitions or dispositions by the Partnership or an Investment Management Firm, the authorization of additional units, the selection of the Chief Executive Officer of the Partnership, the removal of any Managing Director of an Investment Management Firm (to the extent such approval is required by the partnership agreement of the Investment Management Firm), declaring distributions on units, material transactions with affiliates, any increase in the compensation of a Managing Director of an Investment Management Firm in excess of consumer price index adjustments, and the adoption of any policy or any action by one Investment Management Firm that materially burdens another.

    The members of the Equity Board are as set forth below:


            Name                Age                    Positions
            ----                ---                    ---------
Walter E. Auch, Sr.              75   Management Consultant
William D. Cvengros              48   Chief Executive Officer and President of
                                      the Partnership
Walter B. Gerken (Chair)         74   Former Chairman and Former Director of
                                      Pacific Mutual
William H. Gross                 52   Managing Director of Pacific Investment
                                      Management
Donald R. Kurtz                  66   Former Managing Director of General Motors
                                      Investment Management Corp.
James F. McIntosh                56   Executive Director of Allen, Matkins,
                                      Leck, Gamble & Mallory LLP.
Donald K. Miller                 65   Chairman of Greylock Financial Inc.
William F. Podlich, III          52   Managing Director of Pacific Investment
                                      Management
Glenn S. Schafer                 47   President and Director of Pacific Mutual
Irwin F. Smith                   57   Chief Executive Officer and Managing
                                      Director of CCI
Thomas C. Sutton                 54   Chairman and Chief Executive Officer of
                                      Pacific Mutual
William S. Thompson, Jr.         51   Chief Executive Officer and Managing
                                      Director of Pacific Investment
                                      Management

    Until the earlier of December 31, 1997 or the Restructuring, the members of the Equity Board will be composed of eight members who are not employed by PIMCO Advisors (including five members designated by certain unitholders), the Chief Executive Officer of PIMCO Advisors, the Chairperson of the Operating Board and two representatives of Pacific Investment Management. Thereafter, the then serving Equity Board will appoint an Equity Board consisting of 13 members who shall consist of the Chairperson of the Operating Board, the Chief Executive Officer of the Partnership and 11 other members, including at least three independent directors, allocated in a manner reasonably determined by the Equity Board to represent most effectively the interests of the direct or indirect beneficial owners of units, including the public unitholders.

    Other individuals who serve as executive officers of the Partnership include Stephen J. Treadway, Executive Vice President; Kenneth M. Poovey, General Counsel; Robert M. Fitzgerald, Chief Financial Officer, Senior Vice President and Principal Accounting Officer; Richard M. Weil, Senior Vice President-Legal; James G. Ward, Senior Vice President & Director of Human Resources; Vinh T. Nguyen, Vice President, Controller; Mark J. Porterfield, Vice President, Compliance Officer; and Robert S. Venable, Vice President, Asset Allocation.

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

     William D. Cvengros. Mr. Cvengros has served as Chief Executive Officer and President of the Partnership, a member of its Equity and Operating Boards and Chairman of its Operating Committee since the Consolidation in November 1994. In February 1986, Mr. Cvengros became both Chairman of the Board and Director of Pacific Investment Management Company (the predecessor to Pacific Investment Management). He was associated with Pacific Mutual from July 1972 when he joined Pacific Mutual as an investment analyst until November 1994. He was promoted to Executive Vice President, Investment Operations of Pacific Mutual in April 1986, and became a director in January 1988. Mr. Cvengros became Vice Chairman and Chief Investment Officer of Pacific Mutual in January 1990. Mr. Cvengros also served as a director of Pacific Mutual Distributors, Inc., Mutual Service Corporation, PFAMCo, PFAMCo UK Limited, Blairlogie, Parametric, NFJ, Cadence and PMRealty Advisors, Inc. He is currently a director of Furon Corporation and a director of RemedyTemp, Inc.

     Robert M. Fitzgerald. Mr. Fitzgerald, 45, is Senior Vice President,
     Chief Financial Officer, and Principal Accounting Officer of the Partnership. He joined the Partnership in February 1995. From April 1994 through January 1995, he served as a consultant to various companies, including Pacific Investment Management. From October 1991 until April 1994, he served in various senior executive positions, including President, at Mechanics National Bank. Prior to October 1991, he was a partner with Price Waterhouse LLP. He is a Certified Public Accountant.

     Walter B. Gerken. Mr. Gerken has served as the Chairman of the Equity Board since the Consolidation in November 1994. Mr. Gerken was formerly on the Board of Pacific Investment Management Company. Mr. Gerken is the former Chairman of the Board and CEO of Pacific Mutual, of which he served as Chairman of the Executive Committee from 1987 until 1995.

     William H. Gross. Mr. Gross is a Managing Director of Pacific Investment Management and a member of the Equity and Operating Boards. Mr. Gross joined Pacific Investment Management Company (the predecessor to Pacific Investment Management) in June 1971 and became a Managing Director in February 1982. He serves as a Director and Vice President of StocksPLUS and as a Senior Vice President of PIMCO Funds.

     John L. Hague. Mr. Hague is a Managing Director of Pacific Investment Management and a member of the Operating Board. Mr. Hague was a Managing Director of Pacific Investment Management Company (the predecessor to Pacific Investment Management) from April 1993 through November 1994. Mr. Hague joined Pacific Investment Management Company as a Portfolio Manager in September 1987, and became a Vice President in March 1988, a Principal in April 1991 and a Managing Director in April 1993.

     Brent R. Harris. Mr. Harris is a Managing Director of Pacific Investment Management and has served on the Operating Board since the Consolidation in November 1994. Mr. Harris was a Managing Director of Pacific Investment Management Company (the predecessor to Pacific Investment Management) until November 1994. He joined Pacific Investment Management Company as an Account Manager in June 1985, and became a Vice President in February 1987, a Senior Vice President in February 1990, a Principal in April 1991 and a Managing Director in April 1993. Mr. Harris serves on the boards of PIMCO Commercial Mortgage Securities Trust, Inc. and StocksPLUS. He also serves as a Trustee and Chairman of the PIMCO Funds and the PIMCO Commercial Mortgage Securities Trust, Inc.

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

     James F. McIntosh. Mr. McIntosh has served on the Equity Board as an independent member and as a member of the Audit Committee, Compensation Committee, Unit Incentive Committee and Constructive Termination Committee of the Partnership since the Consolidation in November 1994. Prior to that time, he served as a Director of PIMCO Inc. (the predecessor to Pacific Investment Management), a position he held since June 1983. He is currently the Executive Director of Allen, Matkins, Leck, Gamble & Mallory LLP, a law firm, which position he has held from October 1994. From January 1981 to October 1994, he was Executive Director of Paul, Hastings, Janofsky & Walker, LLP, a law firm.

     Donald K. Miller. Mr. Miller has served as a member of the Equity Board since the Consolidation in November 1994. Prior thereto, Mr. Miller was Vice Chairman of the Partnership, Vice Chairman and a Director of TAG Inc. and a member of the Partnership's Executive Operating Committee. From October 1990 until March 1993, he was Chairman, Chief Executive Officer and a Director of TAG Inc. and the Chairman and Chief Executive Officer of the Partnership and Chairman of its Executive Operating Committee. He was a Director of PFD from May 1992 until November 1994. Mr. Miller is the Chairman of Greylock Financial Inc. and currently serves as a Director of Layne Christensen Company, Huffy Corporation, Fibreboard Corporation and RPM, Inc. He was a trustee of the PIMCO Advisors Funds and Cash Accumulation Trust from October 1990 until November 1994.

     James F. Muzzy. Mr. Muzzy is a Managing Director of Pacific Investment Management and has served as a member of the Operating Board since the Consolidation in November 1994. Mr. Muzzy was a Managing Director of Pacific Investment Management Company (the predecessor to Pacific Investment Management) until November 1994. Mr. Muzzy joined Pacific Investment Management Company in September 1971 and became a Director in February 1978 and a Managing Director in February 1982. Mr. Muzzy serves as a director of StocksPLUS.

     Daniel S. Pickett. Mr. Pickett is a Managing Director of CCI and a member of the Operating Board. Mr. Pickett was a Managing Director of CCI since the Consolidation in November 1994. From June 1988 through November 1994, he served in various positions with the Columbus Circle Investors division of the Partnership (the predecessor to CCI) including Senior Vice President and Director of Research. He served on the Operating Board from November 1994 through February 1996.

     William F. Podlich, III. Mr. Podlich is a Managing Director of Pacific Investment Management and has served as a member of the Equity and Operating Boards since the Consolidation in November 1994. Mr. Podlich joined Pacific Investment Management Company (the predecessor to Pacific Investment Management) as a Director in August 1969 and became a Managing Director in February 1982. Mr. Podlich serves as a director of StocksPLUS and of Maxager Technology, Inc.

     Kenneth M. Poovey. Mr. Poovey, 65, is General Counsel of the Partnership, which position he has held since November 1994. He is currently a partner with the law firm of Latham & Watkins with which he has been affiliated since 1980.

     Glenn S. Schafer. Mr. Schafer has served as a member of the Equity Board since the Consolidation in November 1994. He currently serves as a Director and the President of Pacific Mutual. Mr. Schafer was the Executive Vice President and Chief Financial Officer of Pacific Mutual from April 1991 until January 1995. He also serves as an officer and Director for numerous subsidiaries of Pacific Mutual.

     Irwin F. Smith. Mr. Smith has served as a member of the Operating and Equity Boards and the Operating Committee of the Partnership and the Chairman, Chief Executive Officer and Chief Investment Officer of CCI since the Consolidation in November 1994. Prior thereto, Mr. Smith was Chairman and Chief Executive Officer of the Partnership, Chairman of its Executive Operating Committee, Chairman, Chief Executive Officer and Chief Investment Officer of the CCI division, and Chairman, Chief Executive Officer and a Director of TAG Inc. From October 1990 until March 1993, he was Vice Chairman and a Director of TAG Inc. and Vice Chairman of the Partnership and a member of its Executive Operating Committee.

     Thomas C. Sutton. Mr. Sutton has served as a member of the Equity Board since the Consolidation in November 1994. Mr. Sutton has been the Chairman and Chief Executive Officer of Pacific Mutual since January 1990 and a Director of Pacific Mutual since 1987. He has been associated with Pacific Mutual since June 1965 and became its President in September 1987. He is an officer and Director for numerous subsidiaries of Pacific Mutual. Mr. Sutton is also a Director of Edison International, Newhall Land and
     Farming Company and the Irvine Company and is currently the Chairman of the American Council of Life Insurance.

     William S. Thompson, Jr. Mr. Thompson is a Managing Director and the Chief Executive Officer of Pacific Investment Management and has served as Chairman of the Operating Board and as a member of the Equity Board and the Operating Committee since the Consolidation in November 1994. Prior thereto, Mr.Thompson was a Managing Director and the Chief Executive Officer of Pacific Investment Management Company (the predecessor to Pacific Investment Management). Mr. Thompson joined Pacific Investment Management Company in April 1993. From February 1975 until April 1993, he was with Salomon Brothers Inc., an investment banking firm, serving as a Managing Director starting in 1981 and he is currently a director of Spieker Properties, a public company.

     Stephen J. Treadway. Mr. Treadway, 49, is an Executive Vice President of the Partnership and Director, Chairman and President of PFD. He joined the Partnership in May 1996. Prior thereto, he was associated with Smith Barney, Inc. for eighteen years and served in various senior positions, including Executive Vice President.

     Benjamin L. Trosky. Mr. Trosky is a Managing Director of Pacific Investment Management, and a member of the Operating Board. Mr. Trosky joined Pacific Investment Management Company (the predecessor to Pacific Investment Management) in October 1990, became a Vice President in April 1991, and was an Executive Vice President from February 1994 through November 1994. He served as Executive Vice President of Pacific Investment Management after the Consolidation, and became a Managing Director in February 1996. Mr. Trosky currently serves as a Senior Vice President of PIMCO Commercial Mortgage Securities Trust, Inc.


     James G. Ward. Mr. Ward, 42, is Senior Vice President and Director of Human Resources of the Partnership. Mr. Ward served as Vice President and Director of Human Resources of the Partnership from April 1995 through December 1996. Prior to that time, he served as Vice President and Director of Human Resources for Pacific Investment Management, a position he held beginning October 1994. From November 1987 through October 1994, he served as Vice President and Area Manager, Human Resources for Salomon Brothers Inc.

     Richard M. Weil. Mr. Weil, 33, is Senior Vice President-Legal, which position he assumed in March 1996. Mr. Weil was a Vice President in the Global Asset Management Group of Bankers Trust Company from December 1994 through February 1996 and was with the law firm of Simpson, Thatcher & Bartlett from September 1989 through November 1994.

     To the Partnership's knowledge, based solely on a review of the copies of reports furnished to the Partnership and written representations that no other reports were required, during the two fiscal years ended December 31, 1996 and 1995, there has been compliance with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than ten percent beneficial owners, except that the Form 3 for each of Messrs. Treadway and Weil regarding the grant of options to acquire Class B LP Units of the Partnership in connection with their election as officers of the Partnership was not timely filed and the Form 3 for Mr. Trosky regarding his ownership interests in the Partnership in connection with his election as Managing Director of Pacific Investment Management was not timely filed.

ITEM  11. EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation paid or allocated with respect to the three years ended December 31, 1996 for services rendered to the Partnership (and its affiliates) in all capacities to the Chief Executive Officer and each of the Partnership's four most highly compensated executive officers or members of the Operating Committee (the "Named Executive Officers"):



                                                     SUMMARY COMPENSATION TABLE
                                                     --------------------------
                                      Annual Compensation                             Long-term compensation awards
                                      -------------------                           ---------------------------------
                                                                                                     Securities           All
                                         Salary                    Other Annual      Restricted      Underlying          Other
     Name and Principal         Year       (2)         Bonus       Compensation      Unit Awards    Options/SARs      Compensation
 Underlying Position (1)         ($)       ($)          ($)             ($)              ($)            (#)               ($)
-----------------------------   ----    --------    ----------    -------------     ------------    -------------   ----------------
William D. Cvengros             1996    $500,000    $  950,000         $ 9,500(3)         -                 -           $  3,444(4)
Chief Executive Officer         1995     500,000       800,000           4,620            -                 -               -
and President                   1994      63,847        62,500             -        $3,248,571           400,000           1,915

William S. Thompson, Jr.        1996    $225,000    $5,601,616             -              -                 -           $ 23,758(5)
Member of Operating Committee   1995     191,304     4,752,463         $28,696            -                 -             27,620
                                1994      24,853       387,349           3,512            -              230,000             390

Irwin F. Smith                  1996    $359,100    $5,174,796             -              -                 -           $ 20,973(6)
Member of Operating Committee   1995     350,000     4,424,609             -              -                 -             19,399
                                1994     350,000     3,815,922             -              -                 -             19,393

Stephen J. Treadway             1996    $196,730    $  250,000             -        $  562,500(7)        100,000        $303,444(8)
Executive Vice President        1995      -             -                  -              -                 -               -
                                1994      -             -                  -              -                 -               -

John O. Leasure                 1996    $275,000    $  425,000             -              -                 -           $ 12,444(10)
Former Senior                   1995     275,000       425,000             -              -                 -             37,107
Vice President (9)              1994     275,000       525,000             -              -               80,000          17,082

_______________
(1) Amounts shown for Messrs. Treadway and Leasure includes amounts paid by PFD. Amounts shown for Messrs. Thompson and Smith include amounts paid by Pacific Investment Management and CCI, respectively.
(2) The salary and bonus amounts for Messrs. Cvengros, Smith and Leasure include amounts deferred in the Partnership's 401(k) Savings and Investment Plan of $9,500 for 1996. For Mr. Thompson, salary and bonus include amounts deferred in the PIMCO 401(k) Employee Savings and Investment Plan of
     $9,500 for 1996. Mr. Treadway joined the Partnership in May 1996, and his salary reflects a partial year of service.
(3) Represents a bonus paid in lieu of the employer contribution to the Partnership's 401(k) Savings and Investment Plan.
(4)  Represents the premiums on term life insurance and long-term disability.
(5) The amount includes a $7,500 matching contribution to the Pacific Investment Management Employee Savings Plan and a $12,814 employer contribution by Pacific Investment Management to its Employee Retirement Plan and the premiums on term life insurance.
(6) Represents the premiums on term life insurance and long-term disability. Also includes a $9,000 matching contribution to the Partnership's 401(k) Savings and Investment Plan.
(7) Mr. Treadway was awarded 25,000 Class A LP Units. The Units vest over a five year period, pay distributions quarterly and had an aggregate value of $562,500 at December 31, 1996.
(8) Represents amounts deferred under Executive Deferred Compensation Plan (the "Plan"). An additional amount, which cannot currently be determined, may be contributed by the Partnership at such time as the amounts deferred are invested by the trustee of the plan in Class A LP Units to cause the effective purchase price not to exceed 85% of the current market price for Class A LP Units on the investment date. The amount also includes the premiums on term life insurance and long-term disability.
(9) From and after January 1, 1997, Mr. Leasure is acting in a consulting capacity with the Partnership.
(10) Represents the premiums on term life insurance and long-term disability.

    Compensation to key employees who are not executive officers may exceed the compensation paid to executive officers in any given year.

    The following table provides information on option exercises in 1996 by the Named Executive Officers, and the value of unexercised options held by each Named Executive Officer at December 31, 1996:

                                              AGGREGATED OPTION/SAR EXERCISE IN LAST
                                        FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                      Number of Securities                In-The-Money Options/
                                                                     Underlying Unexercised                 SARs at FY-End ($)
                         Shares Acquired    Value Realized        Options/SARs at FY-End (#)        Exercisable (E)/Unexercisable
Name                     on Exercise (#)        ($)           Exercisable (E)/Unexercisable (U)                  (U)
----                     ---------------    --------------    ---------------------------------     -----------------------------
William D. Cvengros               -                 -                   400,000 (U)                           $ 2,754,021

William S. Thompson, Jr.          -                 -                   230,000 (U)                           $ 1,583,562

Irwin F. Smith                    -                 -                   801,110 (E)                           $16,082,283
                                                                        228,890 (U)                             4,594,967

Stephen J. Treadway               -                 -                   100,000 (U)                           $   244,505

John O. Leasure                   -                 -                   185,400 (U)                           $ 3,496,645
                                                                         80,000 (U)                               550,804

COMPENSATION OF DIRECTORS

  The Partnership pays members of the Equity Board who are not employees of the Partnership, an Investment Management Firm or Pacific Mutual a $20,000 annual retainer plus $750 per in-person meeting ($250 per conference call meeting) of the Equity Board attended and for each meeting of a committee of the Equity Board. Members who are employees of the Partnership or any Investment Management Firm or Pacific Mutual are not entitled to any additional compensation from the Partnership for their services as Board members. Pursuant to the terms of the Partnership's 1996 Unit Incentive Plan, the non-employee members of the Equity Board may elect to receive restricted Class B LP Units in lieu of such retainer, with such restricted units valued at 91% of fair market value on the date of issuance. In addition, the non-employee members of the Equity Board received a one-time grant of 1,311 restricted Class B LP Units in December 1996, issued in January 1997.

COMPENSATION OF GENERAL PARTNER

  PIMCO GP does not receive any compensation from the Partnership for services rendered to the Partnership as General Partner. Rather, PIMCO GP's interest in profits and losses of the Partnership is based on the number of units it holds. Upon liquidation, the liquidating distributions to the general partner will be based on the number of units it holds. The Partnership pays for substantially all expenses incurred by the PIMCO GP in performing its activities as general partner, including the cost of directors' and officers' liability insurance.

COMPENSATION PURSUANT TO CONTRACT

  William D. Cvengros, Chief Executive Officer and President of the Partnership and a member of the Operating and Equity Board, is party to an employment agreement with the Partnership, the term of which was extended through December 31, 1998 by the Operating and Equity Board in January 1997. Under the agreement, Mr. Cvengros receives an annual base salary of $500,000 and a guaranteed annual bonus of $500,000. Mr. Cvengros is also eligible to receive a discretionary bonus in the target range of $200,000 to $500,000 (which amount may be increased or decreased at the recommendation of the Operating Board and upon the approval of the Equity Board). The Partnership granted Mr. Cvengros options to purchase up to 400,000 Class B LP Units under the 1994 Unit Option Plan. In 1994, Mr. Cvengros was also granted 100,000 restricted Class A LP Units and 100,000 restricted Class B LP Units which are forfeitable to PIMCO GP upon certain events of termination. If his contract is terminated without cause prior to December 31, 1998, he is entitled to accrued and unpaid salary and bonus payments, severance payments totalling

$500,000 and immediate vesting of all of his options and restricted units.

  William S. Thompson, Jr., the Chairperson of the Operating Board and a member of the Operating Committee, and Equity Board, as well as a Managing Director and the Chief Executive Officer of Pacific Investment Management, is a party to an employment agreement with Pacific Investment Management under which he receives an annual base salary of $225,000, subject to yearly increases based on inflation. In addition, Mr. Thompson is eligible to participate in the profit sharing plan adopted by Pacific Investment Management. The Partnership also granted Mr. Thompson options to purchase up to 230,000 Class B LP Units under the 1994 Unit Option Plan.

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


NEW EMPLOYEE PLANS
------------------

1996 Unit Incentive Plan
------------------------

  In December 1996, the Partnership adopted The 1996 Unit Incentive Plan, which amends and restates the 1994 Class B LP Unit Option Plan. The Plan provides for the award of options, restricted units, deferred units, unit payments and unit appreciation rights with respect to up to 10,000,000 Class B LP Units (including those previously awarded under the 1994 Class B LP Unit Option Plan). The effectiveness of awards granted under the plan is subject to unitholder approval, expected to be solicited in 1997.

Executive Deferred Compensation Plan
------------------------------------

  In December 1996, the Partnership adopted the PIMCO Advisors L.P. Executive Deferred Compensation Plan. The plan is an unfunded nonqualified deferred compensation plan pursuant to which a portion of compensation otherwise payable to certain eligible employees of the Partnership and participating Investment Management Firms will be subject to mandatory deferral, and pursuant to which eligible employees may irrevocably elect to defer additional amounts of compensation. Amounts deferred under the plan are held in trust and invested by the trustee of the trust in Class A LP Units of the Partnership purchased from existing holders of Class A LP Units in a "dutch auction" or in open market purchases. The Partnership will contribute additional funds or Class A LP Units to the trust such that the average purchase price of Class A LP Units purchased by the trust is not greater than 85% of the current market price for Class A LP Units on the investment date. Compensation deferred under the plan must be deferred for a period no less than five years, and can be forfeited under certain circumstances. The Executive Deferred Compensation Plan will be submitted to the Partnership's unitholders for approval in 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information regarding beneficial ownership of the Partnership's GP Units, Class A LP Units and Class B LP Units as of December 31, 1996 by each person who, to the Partnership's knowledge, is the beneficial owner of more than 5% of a class of units and of all units as a single class, each person who may be deemed to be a director of the Partnership, the Chief Executive Officer of the Partnership and the Partnership's four most highly compensated executive officers and all officers and persons who may be deemed to be directors of the Partnership as a group. Except as indicated, the address of each person or entity listed below is 800 Newport Center Drive, Newport Beach, California 92660.

                                           GP UNITS    CLASS A LP UNITS    CLASS B LP UNITS
                                           (1)         (1)                 (1)
-------------------------------------------------------------------------------------------
FIVE PERCENT HOLDERS (OTHER THAN THOSE
LISTED UNDER OPERATING AND EQUITY BOARD
MEMBERS BELOW)
-------------------------------------------------------------------------------------------
PIMCO Partners, G.P.  ("PIMCO GP")(2)      800,000/    23,654,713/         30,135,826/
                                           100%        57.8%               91.4%
-------------------------------------------------------------------------------------------
Pacific Mutual Life Insurance Company      800,000     27,089,911/         32,835,826/
 ("Pacific Mutual")(3)                     100%        66.2%               99.6%
-------------------------------------------------------------------------------------------
Pacific Financial Asset Management         800,000     27,089,911/         32,835,826/
 Corporation ("PFAMCo")(3)                 100%        66.2%               99.6%
------------------------------------------------------------------------------------------
Pacific Investment Management Company      800,000     24,019,747/         30,335,826/
 ("PIMCO Inc.")(3)                         100%        58.7%               92.0%
-------------------------------------------------------------------------------------------
PIMCO Partners, LLC  ("PIMCO LLC")(4)      800,000     23,797,193/         30,135,826
                                           100%        58.1%               91.4%
-------------------------------------------------------------------------------------------
Thomson Advisory Group Inc. ("TAG Inc.")   0           6,119,391/          8,260,826/
                                                       14.9%               25.1%
-------------------------------------------------------------------------------------------
David H. Edington(7)                       800,000     23,797,193/         30,135,826/
                                           100%        58.1%               91.4%
------------------------------------------------------------------------------------------
Dean S. Meiling(7)                         800,000     23,797,193/         30,135,826/
                                           100%        58.1%               91.4%
-------------------------------------------------------------------------------------------
William C. Powers(7)                       800,000     23,797,193/         30,135,826/
                                           100%        58.1%               91.4%
-------------------------------------------------------------------------------------------
Frank B. Rabinovitch(7)                    800,000     23,797,193/         30,135,826/
                                           100%        58.1%               91.4%
-------------------------------------------------------------------------------------------
OPERATING AND EQUITY BOARD MEMBERS
-------------------------------------------------------------------------------------------
Walter E. Auch, Sr.                        0           0                   0
-------------------------------------------------------------------------------------------
David B. Breed                             0           265,000             285,000
                                                       *                   *
-------------------------------------------------------------------------------------------
Donald A. Chiboucas(5)                     0           366,475/            826,082/
                                                       *                   2.5%
-------------------------------------------------------------------------------------------
William D. Cvengros                        0           100,000/            100,000/
                                                       *                   *
-------------------------------------------------------------------------------------------
Walter B. Gerken                           0           0                   0
-------------------------------------------------------------------------------------------
William H. Gross(6)(7)                     800,000     23,899,193/         30,135,826/
                                           100%        58.4%               91.4%
-------------------------------------------------------------------------------------------
John L. Hague(7)                           800,000     23,797,193/         30,135,826/
                                           100%        58.1%               91.4%
-------------------------------------------------------------------------------------------
Brent R. Harris(7)                         800,000     23,797,193/         30,135,826/
                                           100%        58.1%               91.4%
-------------------------------------------------------------------------------------------
Donald R. Kurtz                            0           4,000/              0
                                                       *
-------------------------------------------------------------------------------------------
James F. McIntosh                          0           1,000/              0
                                                       *
-------------------------------------------------------------------------------------------
Donald K. Miller(5)                        0           32,287/             82,608/
                                                       *                   *
 -------------------------------------------------------------------------------------------
James F. Muzzy(7)                          800,000     23,797,193/         30,135,826/
                                           100%        58.1%               91.4%
-------------------------------------------------------------------------------------------
Daniel S. Pickett                          0           0                   0
-------------------------------------------------------------------------------------------
William F. Podlich, III(7)                 800,000     23,797,193/         30,135,826/
                                           100%        58.1%               91.4%
-------------------------------------------------------------------------------------------
Glenn S. Schafer                           0           0                   0

-------------------------------------------------------------------------------------------
Irwin F. Smith(5)(8)                       0           1,147,037/        826,082/
                                                       2.5%              2.5%
-------------------------------------------------------------------------------------------
Thomas C. Sutton                           0           0                 0
-------------------------------------------------------------------------------------------
William S. Thompson, Jr.(7)(9)             800,000     23,802,193/       30,135,826/
                                           100%        58.1%             91.4%
-------------------------------------------------------------------------------------------
Benjamin L. Trosky(7)                      800,000     23,797,193/       30,135,826/
                                           100%        58.1%             91.4%
-------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS NOT INCLUDED ABOVE
-------------------------------------------------------------------------------------------
Stephen J. Treadway                        0           25,000            0
-------------------------------------------------------------------------------------------
John O. Leasure                            0           0                 0
-------------------------------------------------------------------------------------------
All directors and executive                800,000/    25,044,827/       32,255,598/
 officers as a group (26 persons)          100%        61.2%             97.9%
----------------------------------------------------------------------------------------------

-----------------
*   Less than 1%

(1) Each of the persons and entities listed disclaims beneficial ownership of any units except to the extent that it has a pecuniary interest in such items.

(2) Includes (i) 16,735,322 Class A LP Units and 21,875,000 Class B LP Units held of record by PIMCO GP; (II) 800,000 CLASS A LP Units which may be acquired by PIMCO GP pursuant to the Partnership Agreement upon conversion of the 800,000 GP Units of the Partnership held by PIMCO GP should PIMCO GP cease to be the general partner of the Partnership; and (iii) 6,119,391 Class A LP Units and 8,260,826 Class B LP Units held of record by TAG Inc., all of the common stock (which is non voting) is owned by PIMCO GP.

(3) Includes (i) the 800,000 GP Units, 24,019,747 Class A LP Units and 30,135,826 Class B LP Units which may be deemed to be beneficially owned by PIMCO GP, which may be deemed to be beneficially owned by Pacific Mutual, PFAMCo and PIMCO Inc., because PIMCO Inc. is a general partner of PIMCO GP and is a wholly-owned subsidiary of PFAMCo, which is a wholly-owned subsidiary of Pacific Mutual; (ii) 728,475 Class A LP Units held of record by PFAMCo, over which PFAMCo holds sole voting and disposition power; and
    (iii) an aggregate of 2,341,689 Class A LP Units issued as follows: Cadence Capital Management Corp. ("Cadence Inc.") (32,652 Class A LP Units), Cadence Partners, L.P. ("Cadence LP") (1,275,000 Class A LP Units), NFJ Investment Group, Inc. ("NFJ Inc.") (18,404 Class A LP Units), NFJ Partners L.P. ("NFJ LP") (506,211 Class A LP Units), Parametric Portfolio Associates, Inc. ("Parametric Inc.") (18,562 Class A LP Units), and Parametric Partners L.P. ("Parametric LP") (490,860 Class A LP Units) which may be deemed beneficially owned by PFAMCo because Cadence Inc., NFJ Inc., and Parametric Inc., are wholly owned subsidiaries of PFAMCo and Cadence Inc., NFJ Inc., Parametric Inc., in turn are the general partners of Cadence LP, NFJ LP, and Parametric LP, respectively. Also includes 2,700,000 Class B LP Units owned by the foregoing. As general partners, Cadence Inc., NFJ Inc., and Parametric Inc., have shared investment and disposition powers with respect to Units held by Cadence LP, NFJ LP, and Parametric LP, respectively.
    Address: 700 Newport Center Drive, Newport Beach, California 92660.

(4) Includes (i) 142,480 Class A LP Units held of record by PIMCO LLC; and (ii) 800,000 GP Units, 23,654,713 Class A LP Units and 30,135,826 Class B LP Units which may be considered to be beneficially owned by PIMCO GP, and which may be deemed to be beneficially owned by PIMCO LLC, which is a general partner of PIMCO GP.

(5) Includes Class A LP Units which may be acquired upon exchange of Series A Preferred Stock of TAG Inc. based on a variable conversion rate (initially, 0.93 Class A LP Units per share of Series A Preferred Stock during 1994). Includes Class B LP Units that may be acquired in limited circumstances upon exchange of Series B Preferred Stock of TAG Inc. on a one-for-one basis. The individual disclaims beneficial ownership of any Class B LP Units.

(6) Includes 83,500 Class A LP Units held in trusts of which the individual is trustee and as to which he has sole voting and disposition power, 18,000 Class A LP Units held by him and his spouse, of which he has shared voting and investment power and 500 Class A LP Units held by his spouse of which he has no voting or investment power.

(7) Includes the following which may be deemed to be beneficially owned by the individual as a member of PIMCO LLC. (i) 142,480 Class A LP Units held of record by PIMCO LLC; and (ii) 800,000 GP Units, 23,654,713 Class A LP Units and 30,135,826 Class B LP Units which may be considered to be beneficially owned by PIMCO GP, and which may be deemed to be beneficially owned by PIMCO LLC as a general partner of PIMCO GP.

(8) Includes 801,110 Class A LP Units which may be acquired upon exercise of options within 60 days.

(9) Includes 5,000 shares held in trusts of which the individual is trustee and as to which he has sole voting and disposition power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ANTICIPATED FUTURE RESTRUCTURING OF THE PARTNERSHIP

  General. Under current law, the Partnership will cease being classified as a partnership for federal income tax purposes, and will be treated as a corporation, immediately after December 31, 1997 (or sooner if the Partnership adds a substantial new line of business or otherwise fails to satisfy certain requirements) unless the Partnership's limited partner interests cease to be publicly traded prior to such time. As a corporation, the Partnership would be subject to tax on its income and its shareholders would be subject to tax on distributions. In an effort to preserve partnership tax treatment after December 31, 1997 for the holders of PIMCO Advisors partnership interests who are affiliates of the Partnership ("Nonpublic Unitholders"), the Partnership Agreement confers on the general partner, PIMCO GP, broad authority to effect one or more Restructurings of the Partnership in connection with, or in anticipation of, such a change in tax status.

  While the precise form of a Restructuring will depend on the facts and circumstances at the time a Restructuring is implemented, it is currently anticipated that on or about November 30, 1997, but no later than December 31, 1997, the Partnership will cause all PIMCO Advisors limited partner interests held by unitholders who are not affiliates of the Partnership (the "Public Unitholders"), as well as certain other PIMCO Advisors units held by affiliates of the Partnership, to be contributed to a newly-formed corporation (the "Restructuring Corporation") in exchange for a number of shares of the Restructuring Corporation common stock proportionate to the number of units contributed. These shares are expected to be listed for trading on a national securities exchange. In addition, it is expected that TAG Inc. will be merged with the Restructuring Corporation or a subsidiary of the Restructuring Corporation, with the stockholders of TAG Inc. (including PIMCO GP) receiving shares of capital stock of the Restructuring Corporation proportionate to the number of PIMCO Advisors units held by TAG Inc. In the Restructuring, the Restructuring Corporation will become a General Partner of the Partnership. Thereafter, it is anticipated that the Restructuring Corporation will be the sole publicly traded entity through which equity interests in PIMCO Advisors will be owned.

  If a Restructuring occurs prior to December 31, 1997, the general partner will make (i) a final quarterly distribution for the quarter preceding the Restructuring according to the respective priorities in distribution of the Class A LP Units, GP Units and Class B LP Units and (ii) a distribution in an amount which the general partner, in its good faith discretion, determines will not be required for expenses, for capital expenditures, as reserves or otherwise in the business of the ongoing restructured entity, also according to the respective priorities in distribution of the Class A LP Units, GP Units and Class B LP Units. If an Adverse Tax Event (as defined in the Partnership Agreement) has not occurred prior to the Restructuring, the first-priority distributions to the holders of Class A LP Units and GP Units will continue until the earlier of December 31, 1997 or the occurrence of an Adverse Tax Event.

  The Partnership does not expect to change its distribution policy following the Restructuring, and it is anticipated, at least initially, that the Restructuring Corporation generally will distribute all cash received by it from the Partnership other than cash needed for payment of taxes and operational expenses. Because of federal, state, and other taxes on the Restructuring Corporation's income, cash available for dividends to the holders of the Restructuring Corporation's publicly traded securities will be substantially less than the cash distributed to the Restructuring Corporation by the Partnership. Assuming that the Restructuring is carried out in the manner anticipated, under current law the amount of such taxes imposed on the Restructuring Corporation will be reduced by the Restructuring Corporation's carrying over the balance of the amortizable Section 197 Intangibles associated with the publicly traded Class A LP Units immediately prior to the Restructuring and claiming amortization deductions with respect to such amount.

  Restructuring Authority. Because of possible changes in applicable laws or regulations and other factors, it cannot now be established with certainty what actions PIMCO GP will take in connection with the Restructuring, if any. Section XVIII of the Partnership Agreement confers on PIMCO GP broad power and authority to take all such actions it may deem necessary or appropriate in connection with, in anticipation of or to effect a Restructuring, without consent of or other action on the part of any other unitholder and whether or not such actions or omissions may treat Public Unitholders differently than Nonpublic Unitholders and result in different and more favorable treatment of the Nonpublic Unitholders. The Partnership Agreement imposes no obligations on PIMCO GP to effect any Restructuring and gives PIMCO GP authority to choose the timing (subject to certain limitations) of a Restructuring.

  Limited Duty to Unitholders Related to Restructuring. In order to assure that it is clear that PIMCO GP may effect the anticipated Restructuring in a form which will preserve partnership taxation for the Nonpublic Unitholders even though the Public Unitholders will be subject to corporate level tax, the Partnership Agreement releases the general partner and its partners, directors, officers, employees and affiliates from any liability based upon actions taken or omitted to be taken by the general partner with respect to any Restructuring, to the extent that such actions or omissions may treat Public Unitholders differently and less favorably than Nonpublic Unitholders.


LOSS REIMBURSEMENT AGREEMENTS

  As part of the Consolidation, PFAMCo transferred to the Partnership certain assets and liabilities of PFAMCo (excluding the businesses of the Investment Management Firms) (the "PFAMCo Operation"). Until December 31, 1996, PFAMCo has agreed to reimburse the Partnership for losses up to an aggregate of $2 million incurred by the PFAMCo Operation. Through December 31, 1996, PFAMCo had paid the Partnership $1,611,120 pursuant to this arrangement.

  In addition, from the date of the Consolidation until the end of 1996, if the Subpartnership conducting the business of Blairlogie (the "Blairlogie Subpartnership") incurs net losses as a result of ordinary business operations, PFAMCo has agreed to pay the amount of such net losses to the Partnership. If the Blairlogie Subpartnership subsequently earns net profits as a result of ordinary business operations, 50% of these profits will be paid to PFAMCo until the amount of any loss reimbursement, plus accrued interest, has been repaid. The Partnership has retained the right to dispose of or liquidate the Blairlogie Subpartnership without recourse for such advances by PFAMCo after December 31, 1996. As of December 31, 1996 the Partnership is contingently liable to PFAMCO for approximately $230,000 under this agreement, representing losses incurred through December 31, 1995 of approximately $380,000, reduced by a reimbursement to PFAMCo of approximately $150,000 in 1996.

INDEBTEDNESS OF MANAGEMENT

   In March, 1996, Pacific Investment Management advanced $505,891 to Benjamin
L. Trosky, one of its managing directors. This advance bears interest at an annual rate of 5.41% and is due in March, 1997. At December 31, 1996, $252,995 remained outstanding under this advance. In July 1996, the partnership made a $250,000 relocation loan to Robert M. Fitzgerald, Senior Vice President and Chief Financial Officer. The loan bears interest at 8%, and $200,000 of the principal and interest thereon will be forgiven over three years pending continued employment. At December 31, 1996, the loan had an outstanding principal balance of $250,000. In January 1995, the partnership made a $100,000 relocation loan to James G. Ward, Senior Vice President, Director Human Resources. The loan bears interest at 8%, and the principal and interest thereon will be forgiven over three years pending continued employment. At December 31, 1996, the loan had an outstanding principal balance of $33,000.

OTHER CONFLICTS

  Withdrawal and Removal of a General Partner. The general partner has agreed that it may withdraw as general partner of the Partnership only if such withdrawal is approved by holders of a majority of the units of limited partner interest (other than those held by the general partner and its affiliates) and if counsel renders an opinion that the limited partners do not lose their limited liability pursuant to Delaware law or the Partnership Agreement (a "Limited Liability Determination"), and provides certain other opinions relating to the status of the Partnership as a partnership for federal income tax purposes (a "Tax Determination") and the continuation of the Partnership's advisory agreements (an "Assignment Determination"). The general partner may be removed by a vote of unitholders holding 80% or more of all outstanding units if a successor general partner is appointed, counsel makes a Limited Liability Determination, a Tax Determination and an Assignment Determination and such removal is approved by the successor general partner. However, by virtue of PIMCO GP's ownership of units, PIMCO GP can veto any such removal. Also, interests in the general partner may be sold or transferred without any prior approval or consent of the holders of Class A LP Units.

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

  Indemnification. The Partnership Agreement provides that the Partnership will indemnify the general partner or any general partner which has withdrawn or been removed (a "Departing Partner"), any Person (as defined) who is or was an affiliate of the general partner or any Departing Partner, each shareholder of the general partner or of the parent company of the general partner, each shareholder of the Departing Partner or of the parent company of the Departing Partner, and any member of the Equity Board, Operating Board or Operating Committee, any officer of the Partnership or any of its Investment Management Firms or divisions. The Partnership may also enter into indemnification agreements with certain other Persons.

  The Partnership Agreement also provides that neither a general partner nor any indemnitee will be liable to the Partnership or the unitholders for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or any duty of loyalty) unless it is proved by clear and convincing evidence that the general partner's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury to the Partnership or was undertaken with reckless disregard for the best interests of the Partnership.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1)  Financial Statements.
            ---------------------

         Financial Statements of the Registrant are listed in "Index to Financial Statements" on page 24 and are filed as part of this Report.

       (2)  Financial Statement Schedules.
            -----------------------------

         There are no Financial Statement Schedules of the Registrant filed as part of this Report.

       (3) Exhibits:
           --------

         2.1 Amended and Restated Agreement and Plan of Consolidation of PIMCO Advisors L.P. dated effective as of July 11, 1994.1/
                                                                -

         2.2 Agreement and Plan of Merger by and among PIMCO Advisors L.P., Oppenheimer Group, Inc. and Oppenheimer Financial Corp., dated February 13, 1997. 13/
                                 --

         3.1 Amended and Restated Certificate of Limited Partnership of Registrant.2/
                         -

         3.2 Amended and Restated Agreement of General Partnership of PIMCO Partners, G.P. ("PIMCO GP").1/
                                          -

         4.1 Amended and Restated Agreement of Limited Partnership of Registrant dated October 31, 1994.1/
                                                  -
         4.1(a) First Amendment to Amended and Restated Agreement of Limited
                Partnership of Registrant.3/
                                          -

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

         10.7  Form of Profit Sharing Plan for Investment Management Firms.4/
                                                                           -

         10.8  PFAMCo Loss Reimbursement Agreement.4/
                                                   -

         10.9  Blairlogie Loss Reimbursement and Recapture Agreement.4/
                                                                     -

         10.10(a) Thomson Advisory Group L.P. 1993 Unit Option Plan (as amended through April 20, 1993).5/
                                          -

     10.10(b) Amendment to the Thomson Advisory Group L.P. 1993 Unit Option
              Plan.14/
                    -

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

     10.21  Form of Amendment No. 1 to Indemnification Agreement.12/
                                                                 --

     10.22  The 1996 Unit Incentive Plan of PIMCO Advisors L.P.


     10.23 Credit Agreement dated as of April 12, 1996 between PIMCO Advisors L.P. as borrower and Citicorp USA, Inc. as initial lender and agent. 15/
            --

     10.24  PIMCO Advisors L.P. Executive Deferred Compensation Plan

     10.25  Employment Agreement: David B. Breed


     10.26  Employment Agreement: William H. Gross

     10.27  Employment Agreement: John L. Hague

     10.28  Employment Agreement: Brent R. Harris

     10.29  Employment Agreement: James F. Muzzy

     10.30  Employment Agreement: Daniel S. Pickett

     10.31  Employment Agreement: William F. Podlich, III

     10.32  Employment Agreement: William S. Thompson, Jr.

     10.33  Employment Agreement: Benjamin L. Trosky

     21     Subsidiaries of the Registrant

     23.1   Consent of Price Waterhouse LLP

     23.2   Consent of Deloitte & Touche LLP

     27     Financial Data Schedule

     99.1   Agreement to Provide Exhibits and Schedules. 13/
                                                         --
__________

1/  Filed as an Exhibit to Schedule 13D of PIMCO Partners, G.P. filed November
-   25, 1994 and incorporated herein by reference.

2/   Filed as an Exhibit to Registrant's Report on Form 10-K for the year
-
     ended December 31, 1994 and incorporated herein by reference.

3/   Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
-
     ended March 31, 1995 and incorporated herein by reference.

4/   Filed as an Exhibit to the Registrant's Report on Form 8-K dated July 11,
-
     1994 and incorporated herein by reference.

5/   Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
-
     ended March 31, 1993 and incorporated herein by reference.

6/   Filed as an Exhibit to Registrant's Report on Form 10-K for the year
-
     ended December 31, 1992 and incorporated herein by reference.

7/   Filed as an Exhibit to Registrant's Registration Statement on Form S-4
-
     (File No. 33-84914) and incorporated herein by reference.

8/   Filed as an Exhibit to Registrant's Report on Form 10-K for the year
-
     ended December 31, 1991 and incorporated herein by reference.

9/   Filed as an Exhibit to Registrant's Report on Form 10-K for the year
-
     ended December 31, 1993 and incorporated herein by reference.

10/  Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
--
     ended June 30, 1990 and incorporated herein by reference.

11/  Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
--
     ended September 30, 1990 and incorporated herein by reference.

12/  Filed as an Exhibit to Registrant's Report on Form 10-Q for the quarter
--
     ended March 31, 1991 and incorporated herein by reference.

13/  Filed as an Exhibit to Registrant's Report on Form 8-K filed February
--
     18, 1997.

14/  Filed as an Exhibit to Registrant's Report on Form 10-K for the
--
     year ended December 31, 1995 and incorporated herein by reference.

15/  Filed as an Exhibit to Registrant's Report on Form 10-Q for the
--
     quarter ended March 31, 1996 and incorporated herein by reference.


(b)  Reports on Form 8-K.  The Registrant filed the following reports on Form
     --------------------
     8-K during the fourth quarter of 1996.

     None.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PIMCO ADVISORS L.P.




                                   By: /s/ WILLIAM D. CVENGROS
                                       -------------------------------------
                                       William D. Cvengros,
                                       Chief Executive Officer and President

Date: March 28, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                      DATE
          ---------                          -----                      ----
/s/ William D. Cvengros         Chief Executive Officer and        March 28, 1997
-----------------------------   President of Registrant
William D. Cvengros             Member of Equity Board and
                                Operating Board

/s/ Irwin F. Smith              Member of Equity Board and         March 28, 1997
-----------------------------   Operating Board
Irwin F. Smith

/s/ William S. Thompson, Jr.    Member of Equity Board and         March 28, 1997
-----------------------------   Operating Board
William S. Thompson, Jr.

/s/ Walter E. Auch, Sr.         Member of Equity Board             March 28, 1997
-----------------------------
Walter E. Auch, Sr.

/s/ David B. Breed              Member of Operating Board          March 28, 1997
-----------------------------
David B. Breed

/s/ Donald A. Chiboucas         Member of Operating Board          March 28, 1997
-----------------------------
Donald A. Chiboucas

/s/ Walter B. Gerken            Member of Equity Board             March 28, 1997
-----------------------------
Walter B. Gerken

/s/ William H. Gross            Member of Equity Board and         March 28, 1997
-----------------------------   Operating Board
William H. Gross

/s/ John L. Hague               Member of Operating Board          March 28, 1997
-----------------------------
John L. Hague

/s/ Brent R. Harris             Member of Operating Board          March 28, 1997
-----------------------------
Brent R. Harris

/s/ Donald R. Kurtz             Member of Equity Board             March 28, 1997
-----------------------------
Donald R. Kurtz

/s/ James F. McIntosh           Member of Equity Board             March 28, 1997
-----------------------------
James F. McIntosh

/s/ Donald K. Miller            Member of Equity Board             March 28, 1997
-----------------------------
Donald K. Miller

/s/ James F. Muzzy              Member of Operating Board          March 28, 1997
-----------------------------
James F. Muzzy

/s/ Daniel S. Pickett           Member of Operating Board          March 28, 1997
-----------------------------
Daniel S. Pickett

/s/ William F. Podlich, III     Member of Equity Board and         March 28, 1997
-----------------------------   Operating Board
William F. Podlich, III

/s/ Glenn S. Schafer            Member of Equity Board             March 28, 1997
-----------------------------
Glenn S. Schafer

/s/ Thomas C. Sutton            Member of Equity Board             March 28, 1997
-----------------------------
Thomas C. Sutton

/s/ Benjamin L. Trosky          Member of Operating Board          March 28, 1997
-----------------------------
Benjamin L. Trosky

/s/ Robert M. Fitzgerald        Senior Vice President-Finance,     March 28, 1997
-----------------------------   Chief Financial Officer
Robert M. Fitzgerald            and Principal Accounting
                                Officer

                              PIMCO ADVISORS L.P.

                                   FORM 10-K

                                 EXHIBIT INDEX

                                      1996


NUMBER     EXHIBIT                                                                          PAGE
------     -------                                                                          ----
10.22      The 1996 Unit Incentive Plan of PIMCO Advisors L.P.

10.24      PIMCO Advisors L.P. Executive Deferred Compensation Plan

10.25      Employment Agreement: David B. Breed

10.26      Employment Agreement: William H. Gross

10.27      Employment Agreement: John L. Hague

10.28      Employment Agreement: Brent R. Harris

10.29      Employment Agreement: James F. Muzzy

10.30      Employment Agreement: Daniel S. Pickett

10.31      Employment Agreement: William F. Podlich, III

10.32      Employment Agreement: William S. Thompson, Jr.

10.33      Employment Agreement: Benjamin L. Trosky

22         Subsidiaries of the Registrant

23.1       Consent of Price Waterhouse LLP

23.2       Consent of Deloitte & Touche LLP

27         Financial Data Schedule