Form 10-Q
period 1997-03-31
PIMCO ADVISORS L P /
filed 1997-05-14
CIK 822426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from________________ to __________________
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


          As of March 31, 1997, 13,588,764 publicly traded Class A units of limited partner interest and 26,532,391 privately-held Class A units of limited partner interest were issued and outstanding. There were 800,000 units of general partner interest issued and outstanding at March 31, 1997. In addition, there were 32,964,759 privately-held Class B units of limited partner interest issued and outstanding at March 31, 1997.

                               PIMCO ADVISORS L.P.

                                      INDEX

PART I FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of
                       March 31, 1997 and December 31, 1996                  3

               Consolidated Statements of Operations for the three months
                       ended March 31, 1997 and 1996                         4

               Consolidated Statements of Cash Flows for the three months
                       ended March 31, 1997 and 1996                         5

               Notes to  Consolidated Financial Statements                   6

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               7-9

PART II OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                              10


PART I: FINANCIAL INFORMATION

        Item 1.  Financial Statements

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)


                                              MARCH 31, 1997   DECEMBER 31, 1996
                                              --------------   -----------------
ASSETS
------

Current assets:

     Cash and cash equivalents                $ 41,398,241       $ 41,311,545
     Fees receivable                            61,681,984         66,272,441
     Short term investments                     12,898,837         11,520,726
     Notes receivable                            1,591,675          1,569,950
     Other assets - current                      4,498,859          4,387,208
                                              ------------       ------------
     Total current assets                      122,069,596        125,061,870

Investments in limited partnerships              2,755,021          2,629,864
Fixed assets, net of accumulated depreciation   10,567,058         10,561,346
Intangible assets, net of accumulated
 amortization                                  198,820,404        207,822,687
Other non current assets                        15,847,783         12,424,534
                                              ------------       ------------
     Total assets                             $350,059,862       $358,500,301
                                              ============       ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Current liabilities:

     Accounts payable, accrued expenses
      and other current liabilities           $ 23,615,155       $ 33,813,925
     Accrued compensation                       36,303,460         26,027,732
                                              ------------       ------------
     Total current liabilities                  59,918,615         59,841,657

Other non current liabilities                    3,878,227          2,415,883
                                              ------------       ------------
     Total liabilities                          63,796,842         62,257,540
                                              ------------       ------------

Partners' Capital

     General Partner (800,000 units
       issued and outstanding)                   2,870,505          2,986,983
     Class A Limited Partners (40,146,155
       units issued and outstanding)           199,575,404        205,420,612
     Class B Limited Partners (32,964,759
       and 32,960,826 units issued and
       outstanding)                             93,060,948         98,369,570
     Unamortized compensation                   (9,243,837)       (10,534,404)
                                              ------------       ------------
     Total Partners' Capital                   286,263,020        296,242,761
                                              ------------       ------------

     Total liabilities and partners'
       capital                                $350,059,862       $358,500,301
                                              ============       ============

                             See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                     For the three months ended
                                                                   -------------------------------
                                                                   March 31, 1997   March 31, 1996
                                                                   --------------   --------------
Revenues:

  Investment advisory fees:
     Private accounts                                               $ 52,533,387     $ 48,794,710
     Proprietary Funds                                                36,979,530       31,109,699
  Distribution and servicing fees                                     12,823,378       11,015,507
  Other                                                                  969,995          300,136
                                                                    ------------     ------------
       Total revenues                                                103,306,290       91,220,052
                                                                    ------------     ------------

Expenses:
  Compensation and benefits                                           45,177,704       41,297,732
  Amortization of intangibles, Restricted Unit and Option Plans       10,292,850       10,266,615
  Commissions                                                         10,247,662        8,874,258
  General and administrative                                           5,490,907        4,691,795
  Occupancy and equipment                                              2,460,475        2,311,971
  Other                                                                6,486,947        4,569,672
                                                                    ------------     ------------
       Total expenses                                                 80,156,545       72,012,043
                                                                    ------------     ------------
           Operating income                                           23,149,745       19,208,009

  Equity in income of limited partnership                                 29,112           35,350
  Other income                                                           563,300          509,056
                                                                    ------------     ------------
           Income before taxes                                        23,742,157       19,752,415
  Provision for taxes                                                    553,294          388,971
                                                                    ------------     ------------
           Net income                                               $ 23,188,863     $ 19,363,444
                                                                    ============     ============

Net income allocated to:
  General Partner                                                   $    259,522     $    245,035
  Class A Limited Partner units                                       13,023,485       12,288,834
  Class B Limited Partner units                                        9,905,856        6,829,575
                                                                    ------------     ------------
           Total                                                    $ 23,188,863     $ 19,363,444
                                                                    ============     ============

Net income per unit:
  General Partner and Class A Limited Partner unit                  $       0.32     $       0.31
                                                                    ============     ============
  Class B Limited Partner unit                                      $       0.27     $       0.19
                                                                    ============     ============

Cash distributions paid per unit:
  General Partner and Class A Limited Partner unit                  $      0.470     $      0.470
                                                                    ============     ============
  Class B Limited Partner unit                                      $      0.464     $      0.444
                                                                    ============     ============


                             See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                   For the three months ended
                                                  ------------------------------
                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------
Cash flows from operating activities:
  Net income                                       $ 23,188,863    $ 19,363,444
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, amortization                       10,649,401       9,755,882
    Deferred income taxes                                   -
    Restricted Unit and Option Plans                  1,290,567       1,264,332
    Equity in income of limited partnerships            (29,112)        (35,350)
    Unrealized loss on investments                       28,000         164,569
    Change in operating assets and liabilities:
      Fees receivable                                 4,590,456         386,574
      Other assets                                   (4,222,339)     (2,163,884)
      Accounts payable, accrued expenses and
       other current liabilities                    (10,198,770)      2,662,811
      Accrued compensation                           10,275,728      10,043,791
      Other liabilities                               1,462,343         (18,748)
    Other                                                   691         (15,932)
                                                   ------------    ------------
      Net cash provided by operating activities      37,035,828      41,407,489
                                                   ------------    ------------
Cash flows from investing activities:
  Purchases of fixed assets                            (865,459)       (619,560)
  Proceeds from sale of fixed assets                        400         128,650
  Notes receivable advances                            (122,851)       (359,357)
  Purchase of investments                           (10,937,155)       (171,344)
  Sale of securities                                  9,500,000         783,570
  Investments in limited partnerships                   (65,000)       (200,000)
                                                   ------------    ------------
    Net cash used in investing activities            (2,490,065)       (438,041)
                                                   ------------    ------------
Cash flows from financing activities:
  Issuance of restricted units                           81,274
  Cash distributions paid                           (34,540,341)    (33,867,549)
                                                   ------------    ------------
    Net cash used in financing activities           (34,459,067)    (33,867,549)
                                                   ------------    ------------
Net increase in cash and cash equivalents                86,696       7,101,899

Cash and cash equivalents, beginning of period       41,311,545      34,915,170
                                                   ------------    ------------
Cash and cash equivalents, end of period           $ 41,398,241    $ 42,017,069
                                                   ============    ============
Supplemental disclosures:
  Taxes paid                                       $    232,845    $    321,957
                                                   ============    ============
  Interest paid                                    $     67,083    $        -
                                                   ============    ============

                            See accompanying notes.

                               PIMCO Advisors L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at March 31, 1997 and December 31, 1996, (b) the results of operations for three-month periods ended March 31, 1997 and 1996, and (c) the cash flows for the three-month periods ended March 31, 1997 and 1996, for PIMCO Advisors L.P. ("PIMCO Advisors") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PIMCO Advisors Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

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


 3) On February 13, 1997, PIMCO Advisors and its affiliate, Thomson Advisory Group Inc. ("TAG Inc."), and Oppenheimer Group, Inc. and its subsidiary, Oppenheimer Financial Corp. signed a definitive agreement for TAG Inc. to acquire a one-third, managing general partner interest in Oppenheimer Capital (a general partnership), the 1 percent general partner interest in Oppenheimer Capital, L.P. and 100% of the stock of Advantage Advisers, an affiliate of Oppenheimer Group, which manages eight closed-end funds. The transaction covers only the private interests Oppenheimer Group holds in Oppenheimer Capital and Oppenheimer Capital, L.P. and does not include the publicly traded units of Oppenheimer Capital, L.P. The acquisition is subject to certain client, lender, Internal Revenue Service and other approvals, and is expected to take up to six months to complete.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PIMCO Advisors L.P. and subsidiaries (the "Partnership" or "PIMCO Advisors") are primarily involved in investment advisory services. The Partnership's strategy is to pursue growth by marketing the investment management expertise, performance record and reputation of its six institutional investment management firms (the "Investment Management Firms"). The Investment Management Firms are as follows:


     Pacific Investment Management Company ("Pacific Investment Management") and its wholly owned subsidiary, StocksPLUS Management, Inc. ("StocksPLUS"), manages primarily fixed income investments, with approximately $91.6 billion in assets under management;

     Columbus Circle Investors ("CCI") and its wholly owned subsidiary, Columbus Circle Trust Company ("CCTC"), manages primarily equity and equity related investments, with approximately $12.4 billion in assets under management;

     Cadence Capital Management ("Cadence") manages equity and equity related investments, with approximately $3.3 billion in assets under management;

     Parametric Portfolio Associates ("Parametric"), manages equity and equity related investments, with approximately $2.1 billion in assets under management;

     NFJ Investment Group ("NFJ"), manages equity and equity related investments, with approximately $1.7 billion in assets under management; and

     Blairlogie Capital Management ("Blairlogie"), manages equity and equity related investments, with approximately $665 million in assets under management.


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


RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996

PIMCO Advisors derives substantially all its revenues and net income from advisory fees for investment management services provided to its institutional and individual clients and advisory, distribution and servicing fees for services provided to its two proprietary series of mutual funds ("Proprietary Funds").

Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client, and monthly in arrears to Proprietary Funds. Revenues are determined in large part based upon the level of assets under management; which itself is dependent upon factors including market conditions, client decisions to add or withdraw assets from PIMCO Advisors management and from PIMCO Advisors ability to attract new clients. In addition, PIMCO Advisors has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. Such performance based fees can have a significant effect on revenues, and provide an opportunity to earn higher fees (as well as lower) than could be obtained under fee arrangements based solely on a percentage of assets under management.

PIMCO Advisors consolidated 1997 first quarter revenues, including those of its wholly owned distributor PIMCO Funds Distribution Company ("PFD"), were
$103.3 million compared to $91.2 million in the first quarter of 1996, up $12.1 million. Advisory revenues were $89.5 million in the first quarter of 1997 compared to $79.9 million for the same period in 1996, up $9.6 million. Advisory revenue increases resulted from both the commitment of new assets by institutional clients and from market appreciation. Performance based fees amounted to $1.6 million during the first quarter of 1997 as compared to $3.5 million during the same period in 1996. The decrease in performance based fees occurred principally in a product line which has less success outperforming its benchmark, the S&P 500 Index.

Revenues by operating entity were as follows:


                                               Three Months Ended
                                                    March 31,
                                                 1997       1996
                                               --------   -------
                                                 (In millions)
Pacific Investment Management                  $  57.1    $  51.1
CCI                                               15.0       15.5
Cadence                                            5.1        4.0
Parametric                                         0.9        0.8
NFJ                                                1.9        1.7
Blairlogie                                         1.0        0.9
PFD                                               15.4       12.7
Other                                              6.9        4.5
                                               -------    -------
                                               $ 103.3    $  91.2
                                               =======    =======

Compensation and benefits in the first quarter of 1997 of $45.2 million were $3.9 million higher than the same period in 1996. These increases reflect additional staffing, at both Pacific Investment Management and CCI, as well as higher profit sharing expenses which are based on profits of each of the investment advisor subsidiaries.

Commission expenses, incurred by PFD related to sales and servicing of retail mutual funds, increased $1.3 million to $10.2 million in the three months of 1997 compared to the same period a year ago, reflecting higher trail commissions due to an increased level of qualifying assets, as well as increased "up front" commissions on higher current sales levels.

General and administrative expenses amounted to $5.5 million during the first quarter 1997, an increase of $0.8 million over the same period a year ago. This increase can be primarily attributed to the conversion of the retail share classes of the PIMCO Funds to a fixed administrative fee basis resulting in increases to this cost category for expenses previously borne directly by the funds. There is a corresponding increase in revenues related to this conversion. These incremental costs account for substantially all of this increase.

Occupancy and equipment has increased by $148,000 to $2.5 million in the first quarter of 1997 from the same period a year ago, primarily due to additional office space and equipment as a result of the additional staffing discussed above.

Other expenses in the first quarter of 1997 increased by $2.0 million from 1996 due principally to increases in marketing and promotional costs and professional fees as well as other increases reflective of inflation and increased staffing.

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

CAPITAL RESOURCES AND LIQUIDITY

PIMCO Advisors and its predecessor entities' combined business has not historically been capital intensive. In general, working capital requirements had been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors will make quarterly profit-sharing payments and distributions to its unitholders. PIMCO Advisors may need to finance profit-sharing payments using short-term borrowings.

PIMCO Advisors had approximately $54.3 million of cash and cash equivalents and short-term investments at March 31, 1997 compared to approximately $52.8 million at December 31, 1996. PIMCO Advisors liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments and for brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PIMCO Advisors believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

The Partnership distributes substantially all of its "Operating Profit Available for Distribution", after appropriate reserves, to its partners. Distributions are paid quarterly, in arrears, on the units outstanding to unitholders of record on the thirtieth day of the first month following each quarter-end. During the first three months of 1997, the Partnership distributed $0.47 per Class A Limited Partner and General Partner unit and $0.464 per Class B Limited Partner unit related to the fourth quarter of 1996's earnings. The Partnership declared a first quarter distribution of $0.47 per Class A Limited Partner and General Partner unit payable to holders of record on April 30, 1997. The payment date for this distribution is May 15, 1997. The Partnership also declared a first quarter distribution of $0.435 per Class B Limited Partner unit payable to holders of record on April 30, 1997. The payment date for this distribution is May 30, 1997.

PIMCO Advisors currently has no long-term debt. In April 1996, the Partnership obtained a $25 million, four year revolving line of credit for working capital purposes. During the first quarter of 1997, the Partnership borrowed $10 million under this facility, which was repaid in full prior to March 31, 1997; there was no outstanding balance at March 31, 1997.


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

          During the first quarter of 1997, assets under management for PIMCO Advisors and its subsidiaries increased $1.8 billion. While net cash inflows for PIMCO Advisors, as a whole, were significant ($2.4 billion during the first quarter of 1997), CCI experienced substantial net cash outflows during this period, attributable in large part to underperformance measured against relevant benchmarks. This trend started in 1995 and has continued in the second quarter of 1997.

PART II:  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBITS

        11      Computations of Net Income Per Unit.

        27      Financial Data Schedule.

        (b)     REPORTS ON FORM 8-K

     A report on Form 8-K was filed on February 18, 1997 disclosing the Agreement and Plan of Merger dated as of February 13, 1997 by and among Oppenheimer Group, Inc., Oppenheimer Financial Corp., PIMCO Advisors L.P. and Thomson Advisory Group Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PIMCO Advisors L.P.

                                       By /s/ William D. Cvengros
                                          --------------------------------
                                              William D. Cvengros
                                              Chief Executive Officer

                                       By /s/ Robert M. Fitzgerald
                                          --------------------------------
                                              Robert M. Fitzgerald
                                              Principal Accounting Officer

MAY 14, 1997