Form 10-Q
period 1997-06-30
PIMCO ADVISORS L P /
filed 1997-08-13
CIK 822426

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

         (x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                    ------------------  ---------------
                         Commission File Number 1-09772

                              PIMCO ADVISORS L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                             06-1349805
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

                           800 Newport Center Drive
                           Newport Beach, CA  92660
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

Yes   X   No
   -------  -------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No
   -------  -------

     As of June 30, 1997, 13,588,764 publicly traded Class A units of limited partner interest and 26,557,391 privately-held Class A units of limited partner interest were issued and outstanding. There were 800,000 units of general partner interest issued and outstanding at June 30, 1997. In addition, there were 32,991,856 privately-held Class B units of limited partner interest issued and outstanding at June 30, 1997.

                              PIMCO ADVISORS L.P.

                                     INDEX

PART I      FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Financial Condition as of
June 30, 1997 and December 31, 1996                             3

Consolidated Statements of Operations for the three months
ended June 30, 1997 and 1996                                    4

Consolidated Statements of Operations for the six months
ended June 30, 1997 and 1996                                    5

Consolidated Statements of Cash Flows for the six months
ended June 30, 1997 and 1996                                    6

Notes to  Consolidated Financial Statements                     7

     Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations           8-10

PART II     OTHER INFORMATION

      Item 5. Other information                                 11

      Item 6. Exhibits and Reports on Form 8-K                  11

PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements


                      PIMCO Advisors L.P. and Subsidiaries
                 Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                            June 30, 1997        December 31, 1996
                                                            -------------        -----------------
Assets
------

Current assets:
     Cash and cash equivalents                              $  29,395,899           $   41,311,545
     Fees receivable                                           72,018,525               66,272,441
     Short term investments                                    29,206,390               11,520,726
     Notes receivable                                           1,582,353                1,569,950
     Other assets - current                                     3,852,098                4,387,208
                                                            -------------           --------------
             Total current assets                             136,055,265              125,061,870

Investments in limited partnerships                             3,746,123                2,629,864
Fixed assets, net of accumulated depreciation                  10,273,448               10,561,346
Intangible assets, net of accumulated amortization            189,818,121              207,822,687
Other non current assets                                       19,223,396               12,424,534
                                                            -------------           --------------
             Total assets                                   $ 359,116,353           $  358,500,301
                                                            =============           ==============

Liabilities and Partners' Capital
---------------------------------

Current liabilities:
     Accounts payable, accrued expenses and other
      current liabilities                                   $  23,242,777           $   33,813,925
     Accrued compensation                                      48,582,255               26,027,732
                                                            -------------           --------------
             Total current liabilities                         71,825,032               59,841,657

Other non current liabilities                                   5,819,325                2,415,883
                                                            -------------           --------------
             Total liabilities                                 77,644,357               62,257,540
                                                            -------------           --------------
Partners' Capital
     General Partner (800,000 units issued and outstanding)     2,764,605                2,986,983
     Class A Limited Partners (40,146,155 units issued
      and outstanding)                                        194,261,070              205,420,612
     Class B Limited Partners (32,991,856 and 32,960,826
      units issued and outstanding)                            92,884,339               98,369,570
     Unamortized compensation                                  (8,438,018)             (10,534,404)
                                                            -------------           --------------
             Total Partners' Capital                          281,471,996              296,242,761
                                                            -------------           --------------
             Total liabilities and partners' capital        $ 359,116,353           $  358,500,301
                                                            =============           ==============

                            See accompanying notes.

                      PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                             For the three months ended
                                                                           -----------------------------
                                                                           June 30, 1997   June 30, 1996
                                                                           -------------   -------------
Revenues:
    Investment advisory fees:
      Private accounts                                                     $ 63,281,371    $ 54,887,506
      Proprietary Funds                                                      39,217,320      31,606,081
    Distribution and servicing fees                                          12,849,381      12,048,155
    Other                                                                       438,323         300,186
                                                                           ------------    ------------
          Total revenues                                                    115,786,395      98,841,928
                                                                           ------------    ------------
Expenses:
    Compensation and benefits                                                50,850,028      43,645,872
    Amortization of intangibles, Restricted Unit and Option Plans            10,353,444      10,266,615
    Commissions                                                              10,286,301       9,478,311
    General and administrative                                                6,404,186       4,268,931
    Occupancy and equipment                                                   2,569,645       2,314,438
    Other                                                                     9,415,758       5,689,109
                                                                           ------------    ------------
          Total expenses                                                     89,879,362      75,663,276
                                                                           ------------    ------------
                  Operating income                                           25,907,033      23,178,652

    Equity in income of limited partnership                                    (256,283)         56,201
    Other income                                                              1,662,042         779,280
                                                                           ------------    ------------
                  Income before taxes                                        27,312,792      24,014,133
    Provision for taxes                                                        (100,654)        206,548
                                                                           ------------    ------------
                  Net income                                               $ 27,413,446    $ 23,807,585
                                                                           ============    ============
Net income allocated to:
    General Partner                                                        $    270,100    $    263,290
    Class A Limited Partner units                                            13,554,360      13,212,632
    Class B Limited Partner units                                            13,588,986      10,331,663
                                                                           ------------    ------------
                  Total                                                    $ 27,413,446    $ 23,807,585
                                                                           ============    ============

Net income per unit:
    General Partner and Class A Limited Partner unit                       $       0.34    $       0.33
                                                                           ============    ============
    Class B Limited Partner unit                                           $       0.37    $       0.29
                                                                           ============    ============
Cash distributions paid per unit during the period:
    General Partner and Class A Limited Partner unit                       $      0.470    $      0.470
                                                                           ============    ============
    Class B Limited Partner unit                                           $      0.435    $      0.318
                                                                           ============    ============

                            See accompanying notes.

                      PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                       For the six months ended
                                                                                ---------------------------------------
                                                                                  June 30, 1997           June 30, 1996
                                                                                -----------------       -----------------
Revenues:
  Investment adivisory fees:
    Private accounts                                                            $     115,814,758       $     103,682,216
    Proprietary Funds                                                                  76,196,850              62,715,780
  Distribution and servicing fees                                                      25,672,759              23,063,662
  Other                                                                                 1,408,318                 600,322
                                                                                -----------------       -----------------
        Total revenues                                                                219,092,685             190,061,980
                                                                                -----------------       -----------------
Expenses:
  Compensation and benefits                                                            96,027,732              84,943,604
  Amortization of intangibles, Restricted Unit and Option Plans                        20,646,294              20,533,230
  Commissions                                                                          20,533,963              18,352,569
  General and administrative                                                           11,895,093               8,960,726
  Occupancy and equipment                                                               5,030,120               4,626,409
  Other                                                                                15,902,705              10,258,781
                                                                                -----------------       -----------------
        Total expenses                                                                170,035,907             147,675,319
                                                                                -----------------       -----------------
                Operating income                                                       49,056,778              42,386,661

  Equity in income of limited partnership                                                (227,171)                 91,551
  Other income                                                                          2,225,342               1,288,336
                                                                                -----------------       -----------------
                Income before taxes                                                    51,054,949              43,766,548
  Provision for taxes                                                                     452,640                 595,519
                                                                                -----------------       -----------------
                Net income                                                      $      50,602,309       $      43,171,029
                                                                                =================       =================
Net income allocated to:
  General Partner                                                               $         529,622       $         508,325
  Class A Limited Partner units                                                        26,577,844              25,501,465
  Class B Limited Partner units                                                        23,494,843              17,161,239
                                                                                -----------------       -----------------
                Total                                                           $      50,602,309       $      43,171,029
                                                                                =================       =================
Net income per unit:
  General Partner and Class A Limited Partner unit                              $            0.66       $            0.64
                                                                                =================       =================
  Class B Limited Partner unit                                                  $            0.64       $            0.47
                                                                                =================       =================
Cash distributions paid per unit during the period:
  General Partner and Class A Limited Partner unit                              $           0.940       $           0.940
                                                                                =================       =================
  Class B Limited Partner unit                                                  $           0.899       $           0.762
                                                                                =================       =================

                            See accompanying notes.

                      PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                               For the six months ended
                                                                                          ----------------------------------
                                                                                          June 30, 1997        June 30, 1996
                                                                                          -------------        -------------
Cash flows from operating activities:
   Net income                                                                             $  50,602,309        $  43,171,029
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, amortization                                                             21,484,293           19,553,491
      Issuance of restricted units in lieu of directors fees                                    121,119                   --
      Restricted Unit and Option Plans                                                        2,641,728            2,528,664
      Equity in loss (income) of limited partnerships                                           227,171              (91,551)
      Unrealized (gain) loss on investments                                                    (764,526)             215,948
      Change in operating assets and liabilities:
        Fees receivable                                                                      (5,746,085)          (1,317,520)
        Other assets                                                                         (7,742,364)          (4,056,598)
        Accounts payable, accrued expenses and other current liabilities                    (10,571,149)          10,283,847
        Accrued compensation                                                                 22,554,523           18,397,759
        Other liabilities                                                                     3,403,443              (37,495)
      Other                                                                                         910               17,767
                                                                                          -------------        -------------
        Net cash provided by operating activities                                            76,211,372           88,665,341
                                                                                          -------------        -------------

Cash flows from investing activities:
   Purchases of fixed assets                                                                 (1,493,357)          (1,330,004)
   Proceeds from sale of fixed assets                                                               400              579,970
   Notes receivable advances                                                                   (233,572)            (573,512)
   Purchase of investments                                                                  (35,400,874)                  --
   Sale of investments                                                                       19,601,306              440,075
   Investments in limited partnerships                                                       (2,465,000)            (500,000)
                                                                                          -------------        -------------
        Net cash used in investing activities                                               (19,991,097)          (1,383,471)
                                                                                          -------------        -------------

Cash flows from financing activities:
   Cash distributions paid                                                                  (68,135,921)         (63,582,035)
                                                                                          -------------        -------------
        Net cash used in financing activities                                               (68,135,921)         (63,582,035)
                                                                                          -------------        -------------

Net (decrease) increase in cash and cash equivalents                                        (11,915,646)          23,699,835

Cash and cash equivalents, beginning of period                                               41,311,545           34,915,170
                                                                                          -------------        -------------
Cash and cash equivalents, end of period                                                  $  29,395,899        $  58,615,005
                                                                                          =============        =============

Supplemental disclosures:
   Taxes paid                                                                             $     238,845        $     338,085
                                                                                          =============        =============
   Interest paid                                                                          $      67,083        $          --
                                                                                          =============        =============


                            See accompanying notes.

                              PIMCO Advisors L.P.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at June 30, 1997 and December 31, 1996, (b) the results of operations for three-month and six-month periods ended June 30, 1997 and 1996, and (c) the cash flows for the six-month periods ended June 30, 1997 and 1996, for PIMCO Advisors L.P. ("PIMCO Advisors") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PIMCO Advisors Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

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

3) On February 13, 1997, PIMCO Advisors and its affiliate, Thomson Advisory Group Inc. ("TAG Inc."), and Oppenheimer Group, Inc. and its subsidiary, Oppenheimer Financial Corp. signed a definitive agreement for TAG Inc. to acquire a one-third, managing general partner interest in Oppenheimer Capital (a general partnership), the 1 percent general partner interest in Oppenheimer Capital, L.P. and 100% of the stock of Advantage Advisers, an affiliate of Oppenheimer Group, which manages eight closed-end funds. The transaction covers only the private interests Oppenheimer Group holds in Oppenheimer Capital and Oppenheimer Capital, L.P. and does not include the publicly traded units of Oppenheimer Capital, L.P. On July 22, 1997 an amended and restated agreement was signed reflecting minor financial and structural modifications. The acquisition is subject to certain client, lender and other approvals, and is expected to take up to six months to complete.

     The amended agreement provides for the acquisition by TAG Inc. of the above listed assets through a merger with Oppenheimer Group, Inc. in exchange for total consideration of approximately $230 million (formerly $233 million) in convertible preferred stock to be issued by TAG Inc. and the assumption of approximately $32 million of debt. Subsequently, TAG Inc. will contribute all of the acquired interests to PIMCO Advisors in exchange for approximately $262 million of newly issued Class A Limited Partner Units at $25.50 per unit. The original agreement resulted in the contribution of only the general partner interest in Oppenheimer Capital to PIMCO Advisors, in exchange for approximately $233 million of newly issued Class A Limited Partner Units, at $25.50 per unit. PIMCO Advisors may be obligated in certain circumstances to purchase such convertible preferred stock for its issue price. PIMCO Advisors will account for this transaction using the purchase method. After the closing, operating results for PIMCO Advisors will include its proportionate share of the operating results of Oppenheimer Capital.

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

          Pacific Investment Management Company ("Pacific Investment Management") and its wholly owned subsidiary, StocksPLUS Management, Inc. ("StocksPLUS"), manages primarily fixed income investments, with approximately $99.4 billion in assets under management;

          Columbus Circle Investors ("CCI") and its wholly owned subsidiary, Columbus Circle Trust Company ("CCTC"), manages primarily equity and equity related investments, with approximately $11.4 billion in assets under management;

          Cadence Capital Management ("Cadence") manages equity and equity related investments, with approximately $4.1 billion in assets under management;

          Parametric Portfolio Associates ("Parametric"), manages equity and equity related investments, with approximately $2.2 billion in assets under management;

          NFJ Investment Group ("NFJ"), manages equity and equity related investments, with approximately $1.9 billion in assets under management; and

          Blairlogie Capital Management ("Blairlogie"), manages equity and equity related investments, with approximately $887 million in assets under management.

     PIMCO Advisors, together with the Investment Management Firms, sponsors and manages mutual funds for both institutional and retail investors.

     PIMCO Funds. In January 1997, the Partnership restructured its proprietary mutual funds into a single fund family called "PIMCO Funds" which is comprised of two series: (i) PIMCO Funds: Pacific Investment Management Series ("PIMCO Funds PIMS Series"), 20 funds advised by Pacific Investment Management, and
(ii) PIMCO Funds: Multi-Manager Series ("PIMCO Funds MMS Series"), 21 funds advised by the Partnership and subadvised by the Investment Management Firms and one independent subadvisor. The PIMCO Funds PIMS Series are primarily fixed income funds and the PIMCO Funds MMS Series are primarily equity funds. All PIMCO Funds are offered in up to five different share classes: institutional and administrative share classes primarily for institutional investors and, for retail investors, Class A shares (which are "front end" load), Class B shares (which are "back-end load"), and Class C shares (which are "level load").
The PIMCO Funds now feature a "unified fee" structure which has specified advisory and administrative fees per fund. As a result, the Partnership and Pacific Investment Management (and not the PIMCO Funds) bear the risk of increases in service costs (including of third-party service providers such as transfer agents) and will directly benefit from decreases in those costs.

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

PIMCO Advisors consolidated 1997 second quarter revenues, including those of its wholly owned distributor PIMCO Funds Distribution Company ("PFD"), were $115.8 million compared to $98.8 million in the second quarter of 1996, up $17.0 million. Advisory revenues were $102.5 million in the second quarter of 1997 compared to $86.5 million for the same period in 1996, up $16.0 million. For the six months ended June 30, 1997 PIMCO Advisors consolidated revenues were $219.1 million compared to $190.1 milllion in the same period of 1996. Revenues at the distributor for the first half of 1997 increased to $30.1 million in 1997 from $26.3 million in 1996. Advisory revenue increases resulted from both the commitment of new assets by institutional clients and from market appreciation. Performance based fees amounted to $9.9 million during the second quarter of 1997 as compared to $7.9 million during the same period in 1996. For the six months ended June 30, 1997 performance fees increased to $11.5 million, from $11.4 million in the comparable period of 1996. The increase in performance based fees occurred principally in fixed income portfolio products seeking to outperform relative benchmarks.

Revenues by operating entity were as follows:

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                    1997      1996        1997      1996
                                  --------  --------    --------  --------
Pacific Investment Management     $   69.0  $   56.1    $  126.1  $  107.2
CCI                                   14.6      16.2        29.5      31.7
Cadence                                5.6       4.4        10.7       8.5
Parametric                             1.1       0.9         2.0       1.7
NFJ                                    2.0       1.8         3.9       3.5
Blairlogie                             1.1       0.9         2.1       1.9
PFD                                   14.6      13.7        30.1      26.3
Other                                  7.8       4.8        14.7       9.3
                                  --------  --------    --------  --------
                                  $  115.8  $   98.8    $  219.1  $  190.1
                                  ========  ========    ========  ========

Compensation and benefits in the second quarter of 1997 of $50.9 million were $7.2 million higher than the same period in 1996. For the six month period, this cost category increased from $85.0 million in 1996 to $96.0 million in 1997. These increases reflect additional staffing, at both Pacific Investment Management and CCI, as well as higher profit sharing expenses which are based on profits of each of the investment management subsidiaries.

Commission expenses, incurred by PFD related to sales and servicing of retail mutual funds, increased $808,000 to $10.3 million in the second quarter of 1997 compared to the same period a year ago, and increased $2.2 million to $20.5 million for the first six months of 1997 compared to 1996, reflecting higher trail commissions due to an increased level of qualifying assets, as well as increased "up front" commissions on higher current sales levels.

General and administrative expenses amounted to $6.4 million during the second quarter of 1997, an increase of $2.1 million over the same period a year ago. This cost category increased by $2.9 million to $11.9 million for the first half of 1997 compared to 1996. This increase can be primarily attributed to the conversion of the retail share classes of the PIMCO Funds to a fixed administrative fee basis resulting in increases to this cost category for expenses previously borne directly by the funds. There is a corresponding increase in revenues related to this conversion. These incremental costs account for substantially all of this increase.

Occupancy and equipment increased by $255,000 to $2.6 million in the second quarter of 1997 from the same period a year ago; during the first six months of 1997 these costs increased $404,000 to $5.0 million compared to the same period in 1996. The increase in this expense category can be attributed primarily to additional office space and equipment as a result of the additional staffing discussed above.

Other expenses in the second quarter of 1997 increased by $3.7 million from 1996. Such costs for the first six months of 1997 increased $5.6 million to $15.9 million compared to the same period in 1996 due principally to increases in marketing and promotional costs and professional fees as well as other increases reflective of inflation and increased staffing.

Net income per unit is computed under the two-class method which allocates net income to Class A and Class B Limited Partner units in proportion to the Operating Profit Available for Distribution for each class. Operating Profit Available for

Distribution is defined by PIMCO Advisors partnership agreement and is computed as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans and losses of any subsidiary which is not a flow-through entity for tax purposes. Class A Limited Partner and General Partner units are entitled to a priority distribution of $1.88 per unit per year until December 31, 1997. Because of this, the amount of Operating Profit Available for Distribution allocated to such units can be greater than the amount allocated to Class B Limited Partner units. In addition, because of the priority distribution, the initial dilution to net income per unit from the assumed exercise of unit options is currently applied entirely to Class B Limited Partner units. As a result, the net income allocated per Class A Limited Partner and General Partner units is currently greater than the net income allocated per Class B Limited Partner unit.

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

PIMCO Advisors had approximately $58.6 million of cash and cash equivalents and short-term investments at June 30, 1997 compared to approximately $52.8 million at December 31, 1996. PIMCO Advisors liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments and for brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PIMCO Advisors believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

The Partnership distributes substantially all of its "Operating Profit Available for Distribution", after appropriate reserves, to its partners. Distributions are paid quarterly, in arrears, on the units outstanding to unitholders of record on the thirtieth day of the first month following each quarter-end. During the first six months of 1997, the Partnership distributed $0.940 per Class A Limited Partner and General Partner unit and $0.899 per Class B Limited Partner unit related to the fourth quarter of 1996's and first quarter of 1997's earnings. During the second quarter of 1997, the Partnership distributed $0.47 per Class A Limited Partner and General Partner unit and $0.435 per Class B Limited Partner unit related to the first quarter of 1997's earnings. The Partnership declared a second quarter distribution of $0.47 per Class A Limited Partner and General Partner unit payable to holders of record on July 30, 1997. The payment date for this distribution is August 15, 1997. The Partnership also declared a second quarter distribution of $0.505 per Class B Limited Partner unit payable to holders of record on July 30, 1997. The payment date for this distribution is August 30, 1997.

PIMCO Advisors currently has no long-term debt. In April 1996, the Partnership obtained a $25 million, four year revolving line of credit for working capital purposes. There was no outstanding balance at June 30, 1997, nor was the facility utilized during the quarter ended June 30, 1997.

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

  During the first six months of 1997, assets under management for PIMCO Advisors and its subsidiaries increased $9.9 billion. While net cash inflows for PIMCO Advisors, as a whole, were significant ($2.4 billion during the first six months of 1997), CCI experienced substantial net cash outflows ($3.9 billion during the first six months of 1997) predominantly from its "large cap" separate account clients during this period, attributable in large part to underperformance measured against relevant benchmarks. This trend started in 1995 and has continued into the third quarter of 1997, although the rate of net outflow has declined subsequent to June 30, 1997.

PART II:  OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     11  Computations of Net Income Per Unit.

     27  Financial Data Schedule.

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the second quarter of 1997.

               A report on Form 8-K was filed on July 23, 1997 disclosing the Amended and Restated Agreement and Plan of Merger dated as of July 22, 1997 by and among Oppenheimer Group, Inc., Oppenheimer Financial Corp., the Seller Trust under Declaration of Trust dated July 22, 1997, the Indemnity Trust under Declaration of Trust dated July 22, 1997, PIMCO Advisors L.P., PIMCO Advisors Inc., PAI Transitory Corp. and Thomson Advisory Group Inc.

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



August 13, 1997