Form 10-Q
period 1997-09-30
PIMCO ADVISORS L P /
filed 1997-10-31
CIK 822426

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

         (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

     As of September 30, 1997, 13,588,764 publicly traded Class A units of limited partner interest and 26,557,391 privately-held Class A units of limited partner interest were issued and outstanding. There were 800,000 units of general partner interest issued and outstanding at September 30, 1997. In addition, there were 32,992,531 privately-held Class B units of limited partner interest issued and outstanding at September 30, 1997.

                              PIMCO ADVISORS L.P.

                                     INDEX

PART I          FINANCIAL INFORMATION

       Item 1.  Consolidated Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of
                 September 30, 1997 and December 31, 1996                        3

                Consolidated Statements of Operations for the three months
                 ended September 30, 1997 and September 30, 1996                 4

                Consolidated Statements of Operations for the nine months
                 ended September 30, 1997 and September 30, 1996                 5

                Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 1997 and September 30, 1996                 6

                Notes to Consolidated Financial Statements                       7

       Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                8-11

PART II         OTHER INFORMATION

       Item 5. Other Information                                                12

       Item 6. Exhibits and Reports on Form 8-K                                 12

PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                   September 30, 1997       December 31, 1996
                                                                   ------------------       -----------------
Assets
------

Current Assets:
            Cash and cash equivalents                                $ 33,172,652             $ 41,311,545
            Fees receivable                                            81,617,543               66,272,441
            Short term investments                                     24,934,892               11,520,726
            Notes receivable                                            1,715,071                1,569,950
            Other assets - current                                      2,747,079                4,387,208
                                                                     ------------             ------------
                  Total current assets                                144,187,237              125,061,870

Investments in limited partnerships                                     3,398,144                2,629,864
Fixed assets, net of accumulated depreciation                          10,801,603               10,561,346
Intangible assets, net of accumulated amortization                    180,815,838              207,822,687
Other non current assets                                               26,525,291               12,424,534
                                                                     ------------             ------------
                  Total assets                                       $365,728,113             $358,500,301
                                                                     ============             ============

Liabilities and Partners' Capital
---------------------------------

Current Liabilities:
            Accounts payable, accrued expenses and
             other current liabilities                               $ 24,187,295             $ 33,813,925
            Accrued compensation                                       53,085,409               26,027,732
                                                                     ------------             ------------
                  Total current liabilities                            77,272,704               59,841,657

Other non current liabilities                                           9,479,234                2,415,883
                                                                     ------------             ------------
                  Total liabilities                                    86,751,938               62,257,540
                                                                     ------------             ------------

Partners' Capital:
            General Partner (800,000 units issued
             and outstanding)                                           2,691,047                2,986,983
            Class A Limited Partners (40,146,155
             units issued and outstanding)                            192,413,535              205,420,612
            Class B Limited Partners (32,992,531
             and 32,960,826 units issued and outstanding)              90,958,450               98,369,570
            Unamortized compensation                                   (7,086,857)             (10,534,404)
                                                                     ------------             ------------
                  Total Partner's Capital                             278,976,175              296,242,761
                                                                     ------------             ------------

                  Total liabilities and partners' capital            $365,728,113             $358,500,301
                                                                     ============             ============


                            See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                For the three months ended
                                                        --------------------------------------------
                                                        September 30, 1997        September 30, 1996
                                                        ------------------        ------------------
Revenues:
  Investment advisory fees:
    Private accounts                                       $ 66,550,205              $ 52,889,341
    Proprietary Funds                                        43,678,796                31,860,003
  Distribution and servicing fees                            14,643,864                12,121,557
  Other                                                         244,505                   228,086
                                                           ------------              ------------
           Total revenues                                   125,117,370                97,098,987
                                                           ------------              ------------
Expenses:
  Compensation and benefits                                  55,532,641                43,176,174
  Amortization of intangibles, restricted units
   and option plans                                          10,353,443                10,319,085
  Commissions                                                11,654,910                 9,127,681
  General and administrative                                  6,939,318                 4,058,746
  Occupancy and equipment                                     2,452,511                 2,305,601
  Other                                                       6,603,282                 5,164,611
                                                           ------------              ------------
           Total expenses                                    93,536,105                74,151,898
                                                           ------------              ------------
                    Operating income                         31,581,265                22,947,089

  Equity in (loss) income of limited partnership               (123,443)                   82,005
  Other income                                                1,374,087                   939,380
                                                           ------------              ------------
                    Income before taxes                      32,831,909                23,968,474
  Provision for taxes                                           772,970                   238,035
                                                           ------------              ------------
                    Net income                             $ 32,058,939              $ 23,730,439
                                                           ============              ============
Net income allocated to:
  General Partner                                          $    302,443              $    262,036
  Class A Limited Partner Units                              17,021,191                13,149,665
  Class B Limited Partner Units                              14,735,305                10,318,738
                                                           ------------              ------------
                    Total                                  $ 32,058,939              $ 23,730,439
                                                           ============              ============
Net income per unit:
  General Partner and Class A Limited Partner unit         $       0.40              $       0.32
                                                           ============              ============
  Class B Limited Partner unit                             $       0.42              $       0.28
                                                           ============              ============
Cash distributions paid per unit:
  General Partner and Class A Limited Partner unit         $      0.470              $      0.470
                                                           ============              ============
  Class B Limited Partner unit                             $      0.505              $      0.447
                                                           ============              ============

                            See accompanying notes.

                      PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                           For the nine months ended
                                                                     ---------------------------------------
                                                                     September 30, 1997   September 30, 1996
                                                                     ------------------   ------------------
Revenues:
    Investment advisory fees:
        Private accounts                                                $182,364,963         $156,571,557
        Proprietary Funds                                                119,875,646           94,575,782
    Distribution and servicing fees                                       40,316,623           35,185,219
    Other                                                                  1,652,823              828,408
                                                                        ------------         ------------
              Total revenues                                             344,210,055          287,160,966
                                                                        ------------         ------------
Expenses:
    Compensation and benefits                                            151,560,373          128,119,778
    Amortization of intangibles, restricted units and option plans        30,999,737           30,852,315
    Commissions                                                           32,188,873           27,480,251
    General and administrative                                            18,834,411           13,019,473
    Occupancy and equipment                                                7,482,631            6,932,010
    Other                                                                 22,505,987           15,423,389
                                                                        ------------         ------------
              Total expenses                                             263,572,012          221,827,216
                                                                        ------------         ------------
                    Operating income                                      80,638,043           65,333,750

    Equity in (loss) income of limited partnership                          (350,614)             173,556
    Other income                                                           3,599,429            2,227,716
                                                                        ------------         ------------
                    Income before taxes                                   83,886,858           67,735,022
    Provision for taxes                                                    1,225,610              833,554
                                                                        ------------         ------------
                    Net income                                          $ 82,661,248         $ 66,901,468
                                                                        ============         ============
Net income allocated to:
    General Partner                                                     $    849,602         $    770,361
    Class A Limited Partner Units                                         44,479,115           38,651,130
    Class B Limited Partner Units                                         37,332,531           27,479,977
                                                                        ------------         ------------
                    Total                                               $ 82,661,248         $ 66,901,468
                                                                        ============         ============

Net income per unit:
    General Partner and Class A Limited Partner unit                    $       1.06         $       0.96
                                                                        ============         ============
    Class B Limited Partner unit                                        $       1.06         $       0.76
                                                                        ============         ============

Cash distributions paid per unit:
    General Partner and Class A Limited Partner unit                    $      1.410         $      1.410
                                                                        ============         ============
    Class B Limited Partner unit                                        $      1.404         $      1.209
                                                                        ============         ============

                            See accompanying notes.

                     PIMCO Advisors L.P. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             For the nine months ended
                                                                  --------------------------------------------
                                                                  September 30, 1997        September 30, 1996
                                                                  ------------------        ------------------
Cash flows from operating activities:
  Net income                                                         $  82,661,248             $ 66,901,468
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, amortization                                          32,315,605               29,553,183
    Issuance of restricted units in lieu of directors fees                 121,119                        -
    Restricted Unit and Option Plans                                     3,992,888                3,845,466
    Equity in (income) loss of limited partnership                         350,614                 (173,556)
    Unrealized loss (gain) on investments                               (1,256,708)                 150,348
    Change in operating assets and liabilities:
      Fees receivable                                                  (15,345,101)              (5,622,393)
      Other assets                                                     (14,843,417)              (5,495,334)
      Accounts payable, accrued expenses and other
       current liabilities                                              (9,626,630)              13,492,355
      Accrued compensation                                              27,057,677               17,330,853
      Other liabilities                                                  7,063,351                  (56,243)
    Other                                                                   10,910                  (43,687)
                                                                     -------------             ------------
      Net cash provided by operating activities                        112,501,556              119,882,460
                                                                     -------------             ------------
Cash flows from investing activities:
  Purchases of fixed assets                          .                  (2,804,725)              (2,394,268)
  Proceeds from sale of fixed assets                                         3,000                  621,387
  Notes receivable advances                                               (520,531)                (676,737)
  Purchase of investments                                              (45,712,557)                (517,227)
  Sale of investments                                                   35,201,306                  783,570
  Investments in limited partnerships                                   (2,765,100)                (800,000)
                                                                     -------------             ------------
      Net cash used in investing activities                            (16,598,607)              (2,983,275)
                                                                     -------------             ------------
Cash flows from financing activities:
  Cash distributions paid                                             (104,041,842)             (97,560,217)
                                                                     -------------             ------------
      Net cash used in financing activities                           (104,041,842)             (97,560,217)
                                                                     -------------             ------------
Net (decrease) increase in cash and cash equivalents                    (8,138,893)              19,338,968

Cash and cash equivalents, beginning of period                          41,311,545               34,915,170
                                                                     -------------             ------------
Cash and cash equivalents, end of period                             $  33,172,652             $ 54,254,138
                                                                     =============             ============
Supplemental disclosures:
  Taxes paid                                                         $     279,710             $    356,232
                                                                     =============             ============
  Interest paid                                                      $      67,083             $          -
                                                                     =============             ============

                            See accompanying notes.

                              PIMCO ADVISORS L.P.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at September 30, 1997 and December 31, 1996, (b) the results of operations for the nine- and three-month periods ended September 30, 1997 and 1996, and (c) the cash flows for the nine-month periods ended September 30, 1997 and 1996, for PIMCO Advisors L.P. ("PIMCO Advisors") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PIMCO Advisors's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2
- Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

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

3) On February 13, 1997, PIMCO Advisors and its affiliate, Thomson Advisory Group Inc. ("TAG Inc."), and Oppenheimer Group, Inc. and its subsidiary, Oppenheimer Financial Corp. signed a definitive agreement for TAG Inc. to acquire a one-third, managing general partner interest in Oppenheimer Capital (a general partnership), the 1 percent general partner interest in Oppenheimer Capital, L.P. and 100% of the stock of Advantage Advisers, an affiliate of Oppenheimer Group, which manages eight closed-end funds. The transaction covers only the private interests Oppenheimer Group holds in Oppenheimer Capital and Oppenheimer Capital, L.P. and does not include the publicly traded units of Oppenheimer Capital, L.P. On July 22, 1997 an amended and restated agreement was signed reflecting minor financial and structural modifications. The acquisition is subject to certain client, lender and other approvals, and is expected to be completed this year.

     The amended agreement provides for the acquisition by TAG Inc. of the above listed assets through a merger with Oppenheimer Group, Inc. in exchange for total consideration of approximately $230 million (formerly $233 million) in convertible preferred stock to be issued by TAG Inc. and the assumption of approximately $32 million of debt. Subsequently, TAG Inc. will contribute all of the acquired interests to PIMCO Advisors in exchange for approximately $262 million of newly issued Class A Limited Partner Units at $25.50 per unit - approximately 10.3 million units. The original agreement resulted in the contribution of only the general partner interest in Oppenheimer Capital to PIMCO Advisors, in exchange for approximately $233 million of newly issued Class A Limited Partner Units, at $25.50 per unit. PIMCO Advisors may be obligated in certain circumstances to purchase such convertible preferred stock for its issue price. PIMCO Advisors will account for this transaction using the purchase method. After the closing, operating results for PIMCO Advisors will include its proportionate share of the operating results of Oppenheimer Capital.

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

          Pacific Investment Management Company ("Pacific Investment Management") and its wholly owned subsidiary, StocksPLUS Management, Inc. ("StocksPLUS"), manages primarily fixed income investments, with approximately $108.5 billion in assets under management;

          Columbus Circle Investors ("CCI") and its wholly owned subsidiary, Columbus Circle Trust Company ("CCTC"), manages primarily equity and equity related investments, with approximately $11.5 billion in assets under management;

          Cadence Capital Management ("Cadence") manages equity and equity related investments, with approximately $4.9 billion in assets under management;

          Parametric Portfolio Associates ("Parametric"), manages equity and equity related investments, with approximately $2.5 billion in assets under management;

          NFJ Investment Group ("NFJ"), manages equity and equity related investments, with approximately $2.3 billion in assets under management; and

          Blairlogie Capital Management ("Blairlogie"), manages equity and equity related investments, with approximately $875 million in assets under management.

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

PIMCO Advisors consolidated 1997 third quarter revenues, including those of its wholly owned distributor PIMCO Funds Distribution Company ("PFD"), were $125.1 million compared to $97.1 million in the third quarter of 1996, up $28.0 million. Advisory revenues were $110.2 million in the third quarter of 1997 compared to $84.7 million for the same period in 1996, up $25.5 million. For the nine months ended September 30, 1997 PIMCO Advisors consolidated revenues were $344.2 million compared to $287.2 milllion in the same period of 1996. Revenues at the distributor for the nine months of 1997 increased to $46.3 million in 1997 from $39.7 million in 1996. Advisory revenue increases resulted from both the commitment of new assets by institutional clients and from market appreciation. Performance based fees amounted to $9.3 million during the third quarter of 1997 as compared to $4.9 million during the same period in 1996. For the nine months ended September 30, 1997 performance fees increased to $20.8 million, from $16.3 million in the comparable period of 1996. The increase in performance based fees occurred in both fixed income portfolio products seeking to outperform relative benchmarks, and an equity product seeking to outperform the S&P 500 Index.

Revenues by operating entity were as follows:

                                              Three Months                     Nine Months
                                                  Ended                           Ended
                                               September 30,                   September 30,
                                         1997               1996          1997              1996
                                     -------------      ------------   ------------     -----------
                                                             ($ in millions)

Pacific Investment Management           $ 74.4             $54.9          $200.4           $162.1
CCI                                       14.3              15.5            43.8             47.2
Cadence                                    6.8               4.5            17.5             13.0
Parametric                                 1.1               0.9             3.2              2.6
NFJ                                        2.4               1.8             6.3              5.4
Blairlogie                                 1.1               0.9             3.2              2.8
PFD                                       16.3              13.3            46.3             39.7
Other                                      8.7               5.3            23.5             14.4
                                        ------             -----          ------           ------
                                        $125.1             $97.1          $344.2           $287.2
                                        ======             =====          ======           ======

Assets under management, in the aggregate, were as follows:

                                              Three Months                     Nine Months
                                                  Ended                           Ended
                                               September 30,                   September 30,
                                         1997               1996           1997             1996
                                     -------------      ------------   ------------     -----------
                                                             ($ in billions)

Beginning of period                     $119.9             $100.8         $110.0           $ 95.2
End of period                           $130.6             $104.5         $130.6           $104.5


Compensation and benefits in the third quarter of 1997 of $55.5 million were $12.3 million higher than the same period in 1996. For the nine month period, this cost category increased from $128.1 million in 1996 to $151.6 million in 1997. These increases reflect additional staffing, at both Pacific Investment Management and CCI, as well as higher profit sharing expenses which are based on profits of each of the investment management subsidiaries.

Commission expenses, incurred by PFD related to sales and servicing of retail mutual funds, increased $2.5 million to $11.7 million in the third quarter of 1997 compared to the same period a year ago, and increased $4.7 million to $32.2 million for the nine months of 1997 compared to 1996, reflecting higher trail commissions due to an increased level of qualifying assets, as well as increased "up front" commissions on higher current sales levels.

General and administrative expenses amounted to $6.9 million during the third quarter of 1997, an increase of $2.9 million over the same period a year ago. This cost category increased by $5.8 million to $18.8 million for the nine months of 1997 compared to 1996. This increase can be primarily attributed to the conversion of the retail share classes of the PIMCO Funds to a fixed administrative fee basis resulting in increases to this cost category for expenses previously borne directly by the funds. There is a corresponding increase in revenues related to this conversion. These incremental costs account for substantially all of this increase.

Occupancy and equipment increased by $147,000 to $2.5 million in the third quarter of 1997 from the same period a year ago; during the nine months of 1997 these costs increased $550,000 to $7.5 million compared to the same period in 1996. The increase in this expense category can be attributed primarily to additional office space and equipment as a result of the additional staffing discussed above.

Other expenses in the third quarter of 1997 increased by $1.4 million from 1996. Such costs for the nine months of 1997 increased $7.1 million to $22.5 million compared to the same period in 1996 due principally to increases in marketing and promotional costs and professional fees as well as other increases reflective of inflation and increased staffing.

Net income per unit is computed under the two-class method which allocates net income to Class A and Class B Limited Partner units in proportion to the Operating Profit Available for Distribution for each class. Operating Profit Available for Distribution is defined by PIMCO Advisors partnership agreement and is computed as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans and losses of any subsidiary which is not a flow-through entity for tax purposes. Class A Limited Partner and General Partner units are entitled to a priority distribution of $1.88 per unit per year until December 31, 1997. Because of this, the amount of Operating Profit Available for Distribution allocated to such units can be greater than the amount allocated to Class B Limited Partner units. In addition, because of the priority distribution, the initial dilution to net income per unit from the assumed exercise of unit options can be applied entirely to Class B Limited Partner units. However, growth in both net income and Operating Profit Available for Distribution in 1997 beyond the priority levels has resulted in the year to date allocations of income and distributions per unit to be equal across all classes.

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

PIMCO Advisors had approximately $58.1 million of cash and cash equivalents and short-term investments at September 30, 1997 compared to approximately $52.8 million at December 31, 1996. PIMCO Advisors liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments, seed money for new mutual funds, and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PIMCO Advisors believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

The Partnership distributes substantially all of its "Operating Profit Available for Distribution", after appropriate reserves, to its partners. Distributions are paid quarterly, in arrears, on the units outstanding to unitholders of record on the thirtieth day of the first month following each quarter-end. During the nine months of 1997, the Partnership distributed $1.410 per Class A Limited Partner and General Partner unit and $1.404 per Class B Limited Partner unit related to the fourth quarter of 1996's and first two quarters of 1997's earnings. During the third quarter of 1997, the Partnership distributed $0.47 per Class A Limited Partner and General Partner unit and $0.505 per Class B Limited Partner unit related to the second quarter of 1997's earnings. The Partnership declared a third quarter distribution of $0.58 per Class A Limited Partner and General Partner unit payable to holders of record on October 30, 1997. The payment date for this distribution is November 15, 1997. The Partnership also declared a third quarter distribution of $0.58 per Class B Limited Partner unit payable to holders of record on October 30, 1997. The payment date for this distribution is November 30, 1997.

PIMCO Advisors currently has no long-term debt. In April 1996, the Partnership obtained a $25 million, four year revolving line of credit for working capital purposes. There was no outstanding balance at Septemeber 30, 1997, nor was the facility utilized during the quarter ended September 30, 1997.

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

  During the first nine months of 1997, assets under management for PIMCO Advisors and its subsidiaries increased $20.6 billion. While net cash inflows for PIMCO Advisors, as a whole, were significant ($7.6 billion during the nine months of 1997), CCI experienced substantial net cash outflows ($4.9 billion during the nine months of 1997) predominantly from its "large cap" separate account clients during this period, attributable in large part to underperformance measured against relevant benchmarks. This trend started in 1995 and has continued through the third quarter of 1997.

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


October 31, 1997